Form 10-Q/A
period 1996-03-31
GLOBAL INTELLICOM INC
filed 1996-08-19
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    Re-Stated
                                   Form 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to ________

Commission file number 0-26684


                             GLOBAL INTELLICOM, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter.)



          Nevada                                                 13-3797104
          ------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


        747 Third Avenue
        New York, New York                                          10017
 --------------------------------------                             -----
(Address of principal executive offices)                          (Zip code)


                                  (212)750-3772
                           --------------------------
               Registrant's telephone number, including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]        No  [_]

           As of May 10, 1996, there were outstanding 3,143,203 shares of Global Intellicom, Inc.'s common stock, par value $0.1 per share (the "Common Stock").

                         PART I . FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (Unaudited)

                                                 Three months ended
                                                      March 31,
                                        -----------------------------------
                                            1995                    1996
                                        -----------             -----------
                                                                 (Restated)
NET SALES                               $ 8,019,558             $ 8,701,661

COST OF GOODS SOLD                        7,371,595               7,330,507
                                        -----------             -----------

GROSS PROFIT                                647,963               1,371,154


OPERATING EXPENSES:
  Selling, shipping and general and
   administrative                           383,557               1,353,206
  Depreciation and amortization              13,029                  50,487
  Amortization of intangibles                33,765                  61,487
                                        -----------             -----------
                                           430,351                1,465,180
                                        -----------             -----------
OPERATING INCOME (LOSS)                    217,612                  (94,026)

OTHER EXPENSES - INTEREST                   71,601                  157,411

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                             146,011                 (251,437)

PROVISION (BENEFIT) FOR INCOME TAXES            --                 (100,574)
                                        -----------             -----------

NET INCOME (LOSS)                       $   146,011             $  (150,863)
                                        ===========             ===========
NET INCOME (LOSS) PER COMMON SHARE      $       0.0             $     (0.05)


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                   2,500,000               3,143,203
                                        ===========             ===========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1996

                                     ASSETS

                                                           December 31,          March 31,
                                                               1995                 1996
                                                           ------------        -------------
                                                               (a)              (Unaudited)
CURRENT ASSETS:
   Cash                                                    $    496,622        $       2,065
   Due from factor                                              446,424              507,169
   Accounts receivable -- trade, less
    allowance for doubtful accounts of
    $68,265 and $83,265, respectively                           135,787               34,207
   Accounts receivable -- non-trade                             285,933              545,069
   Other receivables                                             92,938              109,576
   Inventories                                                4,666,842            2,834,157
   Notes receivable --stockholders                              419,680              378,829
   Note and loans receivable -- other                            81,315               85,664
   Prepaid expenses and other current assets                    322,087              361,449
   Deferred income taxes                                        180,000              280,574
                                                           ------------        -------------
      Total current assets                                    7,127,628            5,138,759
                                                           ------------        -------------

PROPERTY AND EQUIPMENT -- net of accumulated
 depreciation and amortization                                  544,275              635,736
                                                           ------------        -------------

INTANGIBLE ASSETS -- net of accumulated amortization          3,462,446            3,412,223
                                                           ------------        -------------

OTHER ASSETS:
   Deferred offering costs                                      125,389              372,131
   Other assets                                                  54,093              147,847
                                                           ------------        -------------
                                                                179,482              519,978
                                                           ------------        -------------
                                                           $ 11,313,831 "      $   9,706,696
                                                           ------------        -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable--related party                            $         --        $     200,000
   Due to financial institutions                              4,994,135            3,675,663
   Accounts payable -- trade                                  1,618,091            1,228,550
   Accounts and note payable -- related party                   445,700              295,700
   Accounts payable -- related party                                 --              131,601
   Due on acquisitions -- current portion                       422,788              512,776
   Current portion of capitalized lease obligations              89,700              105,403
   Income taxes payable                                         149,103              149,103
   Accrued expenses and other current liabilities               514,562              474,415
                                                           ------------        -------------
          Total current liabilities                           8,234,079            6,773,211
                                                           ------------        -------------

LONG-TERM LIABILITIES:

   Capitalized lease obligations --net of current portion       221,873              285,465
   Due on acquisitions -- net of current portion                447,522              379,046
   Other liabilities                                             80,833               65,313
                                                           ------------        -------------
                                                                750,228              729,824
                                                           ------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :

   Preferred Stock -- $.01 par value:
   Authorized -- 10,000,000 shares -- 1996
   Issued and outstanding -- none -- 1996
   Common stock -- $.01 par value:
   Authorized -- 20,000,00 shares --1995 and 1996
   Issued -- 3,143,203 shares -- 1995 and 1996                   31,432               31,432
   Common stock to be issued                                    181,753              206,753
   Additional paid-in capital                                 2,013,224            2,013,224
   Retained earnings (Deficit)                                  111,999              (38,864)
   Treasury stock, at cost                                       (8,884)              (8,884)
                                                           ------------        -------------
          Total stockholders' equity                          2,329,524            2,203,661
                                                           ------------        -------------
                                                           $ 11,313,831        $   9,706,696
                                                           ------------        -------------


(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                           ---------------------------------
                                                               1995                 1996
                                                           ------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss):                                      $    146,011        $    (150,863)
   Adjustments to reconcile net income (loss) to net cash
    provided by  operating activities:
      Depreciation and amortization                              13,029               50,487
      Amortization of intangibles                                33,765               61,487
      Other amortization                                             --               22,975
      Deferred income taxes                                          --             (100,574)
      Other                                                     (13,636)                  --
      Changes in assets and liabilities:
         Due from factor                                     (1,450,226)             (60,745)
         Accounts receivable -- trade                         1,542,492              101,580
         Accounts receivable -- non-trade                        94,155             (259,136)
         Inventories                                            592,062            1,832,685
         Other receivables                                           --              (16,638)
         Notes and loan receivable -- other                      14,243               (4,349)
         Prepaid expenses and other                            (124,978)             (39,362)
         Accounts payable trade                                (168,460)            (398,418)
         Accounts and note payable -- related party             (10,400)            (150,000)
         Accounts payable -- related party                           --               20,416
         Accrued expenses and other                              49,897              (49,155)
                                                           ------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       717,954              860,390
                                                           ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to stockholders                                        (43,431)              40,851
   Payments of other intangibles                               (356,588)             (87,862)
   Purchases of property and equipment                               --              (23,270)
                                                           ------------        -------------

NET CASH USED IN INVESTING ACTIVITIES                          (400,019)             (70,281)
                                                           ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred offering costs                                      (31,849)            (127,539)
   Proceeds from notes payable -- related party                      --              200,000
   Advances on line of credit -- net                           (179,022)                  --
   Due to financial institutions -- net                         (34,942)          (1,318,472)
   Payments on capitalized lease obligations                         --              (38,655)
                                                           ------------        -------------

NET CASH USED IN FINANCING ACTIVITIES                          (245,813)          (1,284,666)
                                                           ------------        -------------

NET CHANGE IN CASH                                               72,122             (494,557)

CASH -- at beginning of year                                     36,267              496,622
                                                           ------------        -------------

CASH -- at end of period                                   $    108,389        $       2,065
                                                           ============        =============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (Unaudited)

                                                                                   Three months ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                               1995                 1996
                                                                           ------------        -------------
                                                                                                 (Restated)
SCHEDULE OF NON-CASH ACTIVITIES:

   Accrued deferred debt costs -- notes payable -- related party           $         --        $      29,595
                                                                           ============        =============

   Offset of note receivable from purchase of business                     $     36,748                   --
                                                                           ============        =============

   Accrued acquisition costs                                               $    213,999        $      11,264
                                                                           ============        =============

   Accrued deferred offering costs                                         $         --        $      94,203
                                                                           ============        =============

   Purchase of property and equipment by capital leases                    $     32,775        $     117,950
                                                                           ============        =============

   Common stock to be issued -- notes payable -- related party             $         --        $      25,000
                                                                           ============        =============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


   Cash paid for interest                                                  $     69,318        $     123,559
                                                                           ============        =============

   Cash paid for income taxes                                              $         --        $         705
                                                                           ============        =============

                    GLOBAL INTELLICOM. INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



           A.        Restated Unaudited Financial Statements

           The accompanying unaudited condensed consolidated financial statements of the Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and March 31, 1996, its results of operations for the three month periods ended March 31, 1996 and 1995 and cash flows for the three month periods ended March 31, 1996 and 1995. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year. The results of operations for the three months ended March 31, 1996 have been restated due to an error in the physical inventory count taken as of March 31, 1996 in the amount of $300,000. Therefore instead of net income of $29,137 on $0.01 per share as originally reported the Company has a net loss of $150,863. or $0.05 after a benefit for income taxes of $100,574. All notes to the condensed consolidated financial statements as well as Item 2 management's discussion and analysis of financial conditions and result of operations have been restated.

           B.        Inventories

           Inventories, consisting solely of finished goods are valued at the lower of cost (first-in, first-out) or market.

           C.        Notes Payable--Related Party

On January 29, 1996 , the Company entered into a Commitment Agreement with Triangle Bridge Group, L.P. ("Triangle"). Under the terms of Commitment Agreement, Triangle agreed to loan to the Company two hundred thousand dollars ($200,000) to be evidenced by a secured promissory note of the Company bearing interest at a rate of 6% per annum which is due and payable on August 1, 1996 (the "Triangle Note"). In consideration for the agreement by Triangle to make this loan, the Company has paid a fee to Triangle in the form of 5,000 shares of the Company's common stock. These shares are "restricted securities" as defined in the Securities Act. The Triangle Note is secured by a pledge of all of the outstanding stock one of the Company's subsidiaries. The Triangle Note provides that an event of default thereunder (a default being defined as a failure to pay under the Triangle Note or any related agreement, or a bankruptcy event or its equivalent occurring with respect to the Company) which remains uncured for ten
(10) days, gives Triangle the option to convert all or any portion of the amount outstanding under the Triangle Note into unregistered Common Stock of the Company at $3.50 per share (the "Convertible Share"). Triangle has "piggyback" registration rights, assignable to any third party transferee, with respect to such Convertible Shares, and the Company has agreed to pay any registration expenses with respect to such shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           On September 28, 1995 Global Intellicom, Inc. (the "Company") purchased all of the issued and outstanding stock of National Computer Resources, Inc. ("NATCOM") and as such NATCOM's results of operations for the first three months of 1996 have been included in the accompanying condensed consolidated statement of operations.

           The following discussion and analysis compares the operating results of the Company for the three months ended March 31, 1996, with the three months ended March 31, 1995. Also included is a discussion and analysis of the Company's financial condition and liquidity as of March 31, 1996.

THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED) AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED).

           Net Sales. Net sales increased 8.5% to $8,701,661 in the first three months of 1996 from $8,019,558 in the first three months of 1995, or a $682,103 increase. The net sales of NATCOM was $789,712 in the first three months of 1996. Net sales increased as a result of a change in sales mix through management's concentration of sales of higher margin products to the Company's larger customers.

           Gross Profit. Gross profit increased to $1,371,154 in the first three months of 1996 from $647,963 in the first three months 1995. The gross profit percentage increased to 15.8% from 8.1%. This improvement is due to the following: (i) gross profits generated by NATCOM and; (ii) the aforementioned changes in sales mix.

           Operating Expenses. Operating expenses increased to $1,465,180 in the first three months of 1996 from $430,351 in the first three months of 1995, or an increase of $1,034,829. The operating expenses of NATCOM was $372,454. The remaining increase of $662,375 is due to the following items. There was an increase in salaries and related payroll expenses to support the Company's future growth plans. Rent expense increases reflects the Company's move to newer and larger facilities consisting of a warehouse, a configuration center and operating offices in West Chester, Pennsylvania and executive offices in New York City. In addition, factor fees of $56,684 were incurred. Depreciation and amortization expenses increased as a result of the AMCOM Business Centers Corp. acquisition.

           Other Expenses. Other expenses, principally interest expense increased to $157,411 in the first three months of 1996 from $71,601 in the first three months of 1995. The increase is primarily the result of two factors:
(I) increased interest expense and; (ii) the amortization of deferred debts costs. Interest expense increased due to increase in the level of outstanding indebtedness with both the Company's factor and financial institution.

           Net Income(Loss). Net loss was $(150,863) in the first three months of 1996 as compared to a net income of $146,011 in the first three months of 1995. As a result of the factors discussed above net income (loss) per share decreased to $(0.05) per share in the first three months of 1996 from $0.06 per share in the first three months of 1995. The per share calculation as of March 31, 1996 and 1995 are based upon weighted average shares outstanding, of 3,143,203 and 2,500,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

           All of the Company's subsidiaries have entered into factoring agreements with Century Business Credit Corporation ("Century") whereby the subsidiaries sell to Century their trade receivables, without recourse, provided Century approves the customers credit. The term of the factoring agreements are one year, with automatic renewals from year to year, unless terminated earlier.

           Two of the Company's subsidiaries, Amcom Business Centers Corp. ("AMCOM") and Vircom, Inc. ("VIRCOM") have entered into a Loan and Securities Agreement as amended ("Loan Agreement") with Finova Capital Corp. ("Financial Institution") which as amended provides for an $8,000,000 inventory floorplanning credit line. The Company has a verbal agreement with the Financial Institution regarding the Company's payment of its undercollateralization of the inventory floorplanning loan which amounts to $355,000 as of the date of its filing. The Company is being charged 3% above prime on the outstanding balance.

           The Company's capitalization as of March 31, 1996 consisted of $2,203,661 of stockholder's equity, $200,000 bridge loan and $3,675,663 of borrowings under the inventory floorplanning loan. Operating activities provided net cash of $860,390 in the first three months of 1996. Net loss was ($150,863). Accounts receivable-nontrade increased ($259,136) as results of the filing for rebates due to the Company. Inventory decreased $1,832,685 and accounts payable trade decreased ($398,418). Investing activities used cash of ($70,281). Net repayment of loans from stockholders was $40,851. The Company incurred costs related to acquisitions in the amount of ($87,862). Purchase of property and equipment amounted to ($23,270). Financing activities used cash of ($1,284,666). The Company incurred deferred offering costs of ($127,539) offset by an increase of $200,000 as a result of a notes payable--related party. Net borrowings from the Financial Institution decreased by ($1,318,472).

           For the three months ended March 31, 1996 three of the Company's customers accounted for approximately 37.6% of net sales. The Company considers its business relationships with these three companies to be good, however, the loss of any of these accounts or a significant reduction in the purchases by these accounts could have an adverse impact on the Company's financial results.

           AMCOM has derived approximately 84% of its net sales during three months ended March 31, 1996 from the sale of products supplied by three vendors. One vendor, NEC Technologies ("NEC"), accounted for 81% of AMCOM's net sales for the three months ended March 31, 1996. The loss of any of these key vendors, and in particular NEC, could have a material adverse impact. In addition, the Company's dependence on NEC could result in significant decrease in net sales if NEC is not able to fill the Company's orders for products on a timely basis. The Company has become an authorized reseller for other vendors. This reduces the Company's dependence on NEC.

           The Company does not have significant commitments for capital expenditures as of March 31, 1996 and no significant commitments are anticipated for the remainder of the 1996 calendar year. As of March 31, 1996, the Company has in addition to its inventory floorplan loan, outstanding commitments to purchase inventory which has been approved on the Company's inventory floorplanning credit line of approximately $4,015,000.

           The Company has commitments to make contractual payments in accordance with certain agreements. In accordance with the agreements relating to the acquisition of AMCOM the Company has to pay the following amounts: (i) $142,000 on April 18, 1996 which was paid and; (ii) a total contingent payment based upon 1/2% of net sales (as defined) beginning April 1996, payable quarterly during 1996 with the first quarterly payment due July 15, 1996 and commencing January 1, 1997 monthly thereafter. The acquisition of NATCOM requires the Company to make the following payments: (i) $100,000 at closing which was paid; (ii) $50,000 due six months after the Closing date which was paid;(iii) $150,000 due one year after the Closing Date; (iv) $79,000 due at the end of next seven quarters following the one year anniversary of the Closing Date; and (v) $80,000 following the three year anniversary due September 28,
1998. In March 1996 the purchase price was amended to include $48,678 representing amounts payable for 1995 in accordance with certain employment and/or consulting agreements. The payments may be subject to certain adjustments for prior income taxes due by the sellers. In connection with the February 16, 1996 settlement agreement with the Company's former outside corporate counsel the Company agreed to pay $464,000 in full satisfaction of outside legal costs as follows: (i) $150,000 upon signing of the Agreement which was paid and; (ii) $314,000 promissory note payable as follows $75,000 on May 25, 1996, August 25, 1996 and November 25, 1996 and $89,000 on December 31, 1996.

           The Company anticipates increased revenues as a result of the NATCOM acquisition and additional vendor relationships described above. The Company believes gross profits measured as a percentage of net sales will increase to the extent that the percentage of the Company's net sales from NATCOM increases, which historically has a higher gross profit percentage than either of the Company's other subsidiaries. The Company expects competitive pressure on gross profit margins in the future. Competition is based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of technical support services provided.

           On January 26, 1996, in order to meet short term cash requirements, the Company borrowed $200,000 from a limited partnership whose general partner is a corporation controlled by a Director and Stockholder of the Company. The loan ("Bridge Loan") is evidenced by a promissory note bearing interest at 6% per annum and is due and payable on August 1, 1996. The date has been extended by agreement to October 31, 1996. The note is convertible, upon the occurrence of an event of default thereunder, at the sole discretion of the borrower at a rate of $3.50 per share of unregistered common stock. The note is collateralized by the common stock of NATCOM.

           On April 5, 1996 the Company issued 15,000 shares to two directors of the Company at $3.00 per share representing compensation for services rendered in connection with obtaining future financing for the Company.

          During the months of April and May, 1996, four directors and one shareholder advanced approximately $500,000 to the Company, to meet short term cash requirements, in return for one-year promissory note at 10% and a total of 28,020 warrants, exercisable over two years at $5.25 per share.

          On June 26, 1996, the Company issued a 90-day $500,000 convertible subordinated promissory note to Inabata America Corporation ("Inabata Note"). The Inabata Note bears interest at 2% per month which is payable on the 1st day of each month commencing August 1, 1996. The Inabata Note may be converted into common stock at the option of the payee on or before the maturity date and for a period of 15 business days thereafter at the exercise price equal to the lesser of (a) the closing price per share for the Company's common stock quoted on NASDAQ with respect to "small cap. companies" on June 26, 1996, or (b) a discount of 25% off the bid price per share of the Company's common stock quoted with respect to "small cap. companies" on the date of conversion.

           On July 9, 1996 the Company entered into an Offshore Subscription Agreement pursuant to which Signature Equities Agency, GmbH, a broker located in Dusseldorf, Germany, sold 140,000 shares of the Company's stock at $2.475 per share amounting to gross proceeds of $346,500.

           The Company has agreed with the former NATCOM shareholders to distribute 15,000 shares of its common stock to said shareholders in payment of a balance of $47,873.00 due for the first quarter of 1996 under the NATCOM stock purchase agreement, the Dilts, Smith and Bohs Employment Agreement and the Barry Consulting Agreement.

           The Company currently anticipates its 1996 results of operations, existing financing, and vendor relationships will meet the Company's short-term and long-term cash requirements. To the extent the Company's growth exceeds its resources, the Company anticipates obtaining additional credit facilities. The Company intends to grow internally and through strategic acquisitions. The Company is currently evaluating potential acquisitions; however, there is no assurance that the Company will conclude any such opportunities.

           Should the Company's cash flow from operations be insufficient to meet all of its requirements, the Company would seek additional capital through the issuance of stock or debt in the public markets or some form of private financing. The Company is presently considering various activities to raise additional equity or convertible debt during the second quarter of 1996 to: (i) increase cash flow both short and long-term; (ii) fund the growth management anticipates for 1996; and (iii) to provide funds, as necessary, for strategic acquisitions.

           Inflation. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


PART II.        OTHER INFORMATION


           Items 1 through 6 are not applicable.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



           Date:    August 13, 1996

                                                GLOBAL INTELLICOM, INC.



                                                By /s/ Howard Maidenbaum
                                                   ------------------------
                                                    Howard Maidenbaum
                                                    Executive Vice President




                                                By /s/ Anthony R. Cucchi
                                                   ------------------------
                                                   Anthony R. Cucchi
                                                   President