Form 10-Q
period 1996-06-30
GLOBAL INTELLICOM INC
filed 1996-08-19
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.


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

           As of August 15, 1996, there were outstanding 3,658,203 shares of Global Intellicom, Inc.'s common stock, par value $0.1 per share (the "Common Stock").

PART I .       FINANCIAL INFORMATION


Item 1. Financial Statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)

                                                 Three months ended              Six months ended
                                                       June 30,                      June 30,
                                            ----------------------------    ---------------------------
                                                1995            1996            1995          1996
                                            ------------    ------------    ------------   ------------
NET SALES                                   $  6,641,461    $  5,662,246    $ 14,661,019   $ 14,363,907

COST OF GOODS SOLD
                                               5,955,284       4,889,969      13,326,879     12,220,476
                                            ------------    ------------    ------------   ------------

GROSS PROFIT                                     686,177         772,277       1,334,140      2,143,431


OPERATING EXPENSES:
  Selling, shipping and general
   and administrative                            575,238       1,551,070         958,795      2,904,276
  Depreciation and amortization                   12,617          55,244          25,616        105,731
  Amortization of intangibles                     37,727          47,835          71,522        109,322
                                            ------------    ------------    ------------   ------------
                                                 625,582       1,654,149       1,055,933      3,119,329
                                            ------------    ------------    ------------   ------------
OPERATING INCOME                                  60,595        (881,872)        278,207       (975,898)

OTHER EXPENSES - INTEREST                         63,319         180,463         134,920        337,874
                                            ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES (TAX BENEFITS)                    (2,724)     (1,062,335)        143,287     (1,313,772)
PROVISION FOR INCOME TAXES (TAX BENEFITS)           --          (424,935)           --         (525,509)
                                            ------------    ------------    ------------   ------------

NET INCOME (LOSS)                           $     (2,724)   $   (637,400)   $    143,287   $   (788,263)
                                            ------------    ------------    ------------   ------------

NET INCOME (LOSS) PER COMMON SHARE          $      (0.00)   $      (0.20)   $       0.05   $      (0.25)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           3,130,000       3,158,203       3,130,000      3,149,631


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1995 AND JUNE 30, 1996

                                     ASSETS
                                                                    December 31,       June 30,
                                                                        1995            1996
                                                                    ------------    ------------
                                                                        (a)         (Unaudited)
CURRENT ASSETS:
        Cash                                                        $    496,622    $    259,948
        Due from factor                                                  446,424         371,001
        Accounts receivable -- trade, less allowance for doubtful
          accounts of  $68,265 and $83,265, respectively                 135,787          24,014
        Accounts receivable -- non-trade                                 285,933       2,637,637
        Other receivables                                                 92,938         138,225
        Inventories                                                    4,666,842       2,085,435
        Notes receivable --stockholders                                  419,680         262,369
        Note and loans receivable -- other                                81,315          87,015
        Prepaid expenses and other current assets                        322,087         376,747
        Deferred income taxes                                            180,000         705,323
                                                                    ------------    ------------
                   Total current assets                                7,127,628       6,947,714
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT -- net of accumulated
        depreciation and amortization                                    544,275         666,616
                                                                    ------------    ------------

INTANGIBLE ASSETS -- net of accumulated amortization                   3,462,446       3,341,456
                                                                    ------------    ------------

OTHER ASSETS:
        Deferred offering costs                                          125,389         344,280
        Other assets                                                      54,093         257,207
                                                                    ------------    ------------
                                                                         179,482         601,487
                                                                    ------------    ------------
                                                                    $ 11,313,831    $ 11,557,273
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Bridge loans                                                $       --      $    500,000
        Notes payable--related party                                        --           200,000
        Due to stockholders/directors                                       --           474,091
        Due to financial institutions                                  4,994,135       4,623,851
        Accounts payable -- trade                                      1,618,091       1,824,392
        Accounts and note payable -- related party                       445,700         222,675
        Accounts payable -- related party                                   --           103,644
        Due on acquisitions -- current portion                           422,788         421,089
        Current portion of capitalized lease obligations                  89,700         117,786
        Income taxes payable                                             149,103         149,103
                Accrued expenses and other current liabilities           514,562         703,395
                                                                    ------------    ------------
                    Total current liabilities                          8,234,079       9,340,026
                                                                    ------------    ------------

LONG-TERM LIABILITIES:
        Capitalized lease obligations --net of current portion           221,873         244,010
        Due on acquisitions -- net of current portion                    447,522         312,182
        Other liabilities                                                 80,833          49,792
                                                                    ------------    ------------
                                                                         750,228         605,984
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
        Preferred Stock -- $.01 par value:
        Authorized -- 10,000,000    shares -- 1996
        Issued and  outstanding  -- none -- 1996
        Common stock -- $.01 par value:
        Authorized -- 20,000,00 shares --1995 and 1996
        Issued -- 3,158,203 shares -- 1995 and 1996 "                     31,432          31,582
        Common stock to be issued                                        181,753         206,753
        Additional paid-in capital                                     2,013,224       2,058,074
        Retained earnings (deficit)                                      111,999        (676,262)
        Treasury stock, at cost                                           (8,884)         (8,884)
                                                                    ------------    ------------
                      Total stockholders' equity                       2,329,524       1,611,263
                                                                    ------------    ------------
                                                                    $ 11,313,831    $ 11,557,273
                                                                    ============    ============

(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)

                                                               Six months ended
                                                                   June 30,
                                                          --------------------------
                                                              1995          1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                          $   143,287       (788,263)
     Adjustments to reconcile net income to net cash
         provided by  operating activities:
        Depreciation and amortization                          25,616        105,731
        Amortization of intangibles                            71,522        109,322
        Loss on disposition of property and equipment           5,983           --
        Other amortization                                       --           47,157
        Deferred income taxes                                    --         (525,323)
        Common stock issuance for services                     45,000
        Changes in assets and liabilities:
             Due from factor                                 (583,210)        75,423
             Accounts receivable -- trade                   1,542,492        111,773
             Accounts receivable -- non-trade                (696,480)    (2,351,704)
             Inventories                                      330,228      2,581,407
             Other receivables                                   --          (45,287)
             Notes and loan receivable -- other                12,992         (5,700)
             Prepaid expenses and other                       (96,097)       (54,660)
             Other assets                                     (77,472)          --
             Accounts payable trade                          (105,886)       206,301
             Accounts and note payable -- related party          --         (252,618)
             Accounts payable -- related party                   --           24,441
             Accrued expenses and other                       195,759        142,792
                                                          -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           768,734       (574,208)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments of deferred closing costs                      210,276)          --
      Payments of acquisition costs                              --         (148,303)
      Loans to stockholders                                  (127,131)          --
      Repayment of loans by stockholders                         --          157,311
      Payments of other intangibles                          (360,138)      (222,131)
      Purchases of property and equipment                        --         (105,860)
                                                          -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (697,545)      (318,983)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions                                    335,780           --
     Deferred offering costs                                     --          (99,688)
     Loans from stockholders/directors                           --          474,091
     Proceeds from bridge loan                                   --          500,000
     Proceeds from notes payable--related party                  --          200,000
     Advances on line of credit -- net                       (179,022)          --
     Due to financial institutions -- net                    (253,148)      (370,284)
     Payments on capitalized lease obligations                 (4,994)       (47,602)
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (101,384)       656,517
                                                          -----------    -----------

NET CHANGE IN CASH                                            (30,195)      (236,674)

CASH -- at beginning of year                                   36,267        496,622
                                                          -----------    -----------
CASH -- at end of period                                  $     6,072    $   259,948
                                                          ===========    ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (Unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                     ----------------------
                                                                        1995        1996
                                                                     ---------    ---------
SCHEDULE OF NON-CASH ACTIVITIES:

     Accrued deferred debt costs -- notes payable -- related party   $    --      $  29,595
     Offset of note receivable from purchase of business                36,748         --
     Accrued acquisition costs                                            --         11,264
     Accrued deferred offering costs                                      --         94,203
     Purchase of property and equipment by capital leases                 --         97,825
     Common stock to be issued -- notes payable -- related party          --         25,000
      Due to seller pursuant to asset purchase agreement                94,238         --
      Due to accounts payable-related party                            134,799         --
      Increase in goodwill thereon                                    (265,785)        --
     Common stock issuance for services                                   --         45,000
                                                                     ---------    ---------
                                                                     $    --      $ 302,887
                                                                     =========    =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Purchase of property and equipment                             $(103,958)   $    --
      Capitalized lease obligation theron                              103,958         --
                                                                     ---------    ---------
                                                                     $      --    $    --
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                          $ 128,364    $ 288,539

     Cash paid for income taxes                                            600          705

                    GLOBAL INTELLICOM. INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



           A.         Unaudited Financial Statements

           The accompanying unaudited condensed consolidated financial statements of the Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and June 30, 1996, its results of operations for the six month periods ended June 30, 1996 and 1995 and cash flows for the three month periods ended June 30, 1996 and 1995. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

           B.         Inventories

           Inventories, consisting solely of finished goods are valued at the lower of cost (first-in, first-out) or market.

           C.         Debt

           On January 26, 1996, in order to meet short term cash requirements, the Company borrowed $200,000 from a limited partnership whose general partner is a corporation controlled by a Director and Stockholder of the Company. The loan ("Bridge Loan") is evidenced by a promissory note bearing interest at 6% per annum and is due and payable on August 1, 1996, the date has been extended by agreement to October 31, 1996. The note is convertible, upon the occurrence of an event of default thereunder, at the sole discretion of the borrower at a rate of $3.50 per share of unregistered common stock. The note is collateralized by the common stock of NATCOM.

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

           D.         Subsequent Events

           On July 9, 1996 the Company entered into an Offshore Subscription Agreement pursuant to which Signature Equities Agency, GmbH, a broker located in Dusseldorf, Germany sold 140,000 shares of the Company's common stock at $2.475 per share.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------------------------

           On September 28, 1995 Global Intellicom, Inc. (the "Company") purchased all of the issued and outstanding stock of National Computer Resources, Inc. ("NATCOM") and as such NATCOM's results of operations for 1996 have been included in the accompanying condensed consolidated statement of operations.

           The following discussion and analysis compares the operating results of the Company for both the six and three months ended June 30, 1996, with the six and three months ended June 30, 1995. Also included is a discussion and analysis of the Company's financial condition and liquidity as of June 30, 1996.

THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED) AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED).

           Net Sales. Net sales decreased 2.0% to $14,363,907 in the first six months of 1996 from $14,661,019 in the first six months of 1995, or a $297,112 decrease. The net sales of NATCOM was $1,362,949 in the first six months of 1996. Net sales decreased primarily due to model changes from a primary supplier.

           Gross Profit. Gross profit increased to $2,143,431 in the first six months of 1996 from $1,334,140 in the first six months 1995. The gross profit percentage increased to 14.9% from 9.1%. This improvement is primarily due to gross profits generated by NATCOM.

           Operating Expenses. Operating expenses increased to $2,904,276 in the first six months of 1996 from $958,795 in the first six months of 1995, or an increase of $1,945,481. The operating expenses of NATCOM was $772,939. The remaining increase of $1,172,542 is due to the following items. There was an increase in salaries and related payroll expenses to support the Company's future growth plans. Rent expense increases reflects the Company's move to newer and larger facilities consisting of a warehouse, a configuration center and operating offices in West Chester, Pennsylvania and executive offices in New York City. In addition, factor fees of $112,724 were incurred. Depreciation and amortization expenses increased as a result of the AMCOM Business Centers Corp. and NATCOM acquisitions.

           Other Expenses. Other expenses, principally interest expense increased to $337,874 in the first six months of 1996 from $134,920 in the first six months of 1995. The increase is primarily the result of two factors: (i) increased interest expense and; (ii) the amortization of deferred debts costs. Interest expense increased due to increase in the level of outstanding indebtedness with both the Company's factor and financial institution.

           Net Income (Loss). Net loss was ($788,263) in the first six months of 1996 as compared to net income of $143,287 in the first six months of 1995. As a result of the factors discussed above net loss per share amounted to $(0.25) per share in the first six months of 1996 as compared to net income per share of $0.05 in the first six months of 1995. The per share calculation as of June 30, 1996 and 1995 are based upon weighted average shares outstanding, of 3,149,631 and 3,130,000, respectively.

THE QUARTER ENDED JUNE 30, 1996 (UNAUDITED) AS COMPARED WITH THE QUARTER ENDED JUNE 30, 1995 (UNAUDITED).

           Net Sales. Net sales decreased 14.7% to $5,662,246 for the quarter ended June 30, 1996 from $6,641,461 for the quarter ended June 30, 1995, or a $979,215 decrease. The net sales of NATCOM was $573,237 for the quarter ended June 30, 1996. Net sales decreased primarily due to model changes from a primary supplier.

           Gross Profit. Gross profit increased to $772,277 for the quarter ended June 30, 1996 from $686,177 for the quarter ended June 30, 1995. The gross profit percentage increased to 13.6% from 10.3%. This improvement is primarily due to gross profits generated by NATCOM.

           Operating Expenses. Operating expenses increased to $1,551,070 for the quarter ended June 30, 1996 from $575,238 for the quarter ended June 30, 1995, or an increase of $975,832. The operating expenses of NATCOM was $426,005. The remaining increase of $549,827 is due to the following items. There was an increase in salaries and related payroll expenses to support the Company's future growth plans. Rent expense increases reflects the Company's move to newer and larger facilities consisting of a warehouse, a configuration center and operating offices in West Chester, Pennsylvania and executive offices in New York City. In addition, factor fees of $56,040 were incurred. Depreciation and amortization expenses increased as a result of the AMCOM Business Centers Corp. acquisition.

           Other Expenses. Other expenses, principally interest expense increased to $180,463 for the quarter ended June 30, 1996 from $63,319 for the quarter ended June 30, 1995. The increase is primarily the result of two factors: (i) increased interest expense and; (ii) the amortization of deferred debts costs. Interest expense increased due to increase in the level of outstanding indebtedness with both the Company's factor and financial institution.

           Net (Loss). Net loss increased to ($637,400) for the quarter ended June 30, 1996 from ($2,724) for the quarter ended June 30, 1995. As a result of the factors discussed above net loss per share increased to $(0.20) per share for the quarter ended June 30, 1996 from ($0.00) per share for the quarter ended June 30, 1995. The per share calculation as of June 30, 1996 and 1995 are based upon weighted average shares outstanding, of 3,158,203 and 3,130,000, respectively.


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

           Two of the Company's subsidiaries, Amcom Business Centers Corp. ("AMCOM") and Vircom, Inc. ("VIRCOM") have entered into a Loan and Securities Agreement as amended ("Loan Agreement") with Finova Capital Corp. ("Financial Institution") which as amended provides for an $8,000,000 inventory floorplanning credit line. The Company has a verbal agreement with the Financial Institution regarding the Company's payment of its undercollateralization of the inventory floorplanning loan which amounts to $345,000 as of the date of its filing. The Company is being charged 3% above prime on the outstanding balance.

           The Company's capitalization as of June 30, 1996 consisted of $1,611,263 of stockholder's equity, $700,000 bridge loans and $4,623,851 of borrowings under the inventory floorplanning loan. Operating activities provided net cash of ($574,208) in the first six months of 1996. Net loss was ($788,263). Accounts receivable-non-trade increased ($2,351,704), inventory decreased $2,581,407 and accounts payable trade increased $206,301. Investing activities used cash of ($318,983). Net repayment of loans from stockholders was $157,311. The Company incurred costs related to acquisitions in the amount of ($222,131). Purchase of property and equipment amounted to ($105,860). Financing activities provided cash of $656,717. The Company incurred deferred offering costs of
($99,688) offset by an increase of $200,000 as a result of a notes payable--related party. Net borrowings from the Financial Institution decreased by ($370,284).

           For the six months ended June 30, 1996 two of the Company's customers accounted for approximately 32.7% of net sales. The Company considers its business relationships with these two companies to be good, however, the loss of any of these accounts or a significant reduction in the purchases by these accounts could have an adverse impact on the Company's financial results.

           AMCOM has derived approximately (83.2%) of its net sales during six months ended June 30, 1996 from the sale of products supplied by four vendors. One vendor, NEC Technologies ("NEC"), accounted for 79.8% of AMCOM's net sales for the six months ended June 30, 1996. The loss of any of these key vendors, and in particular NEC, could have a material adverse impact. In addition, the Company's dependence on NEC could result in significant decrease in net sales if NEC is not able to fill the Company's orders for products on a timely basis. The Company has become an authorized reseller for other vendors. This reduces the Company's dependence on NEC.

           The Company does not have significant commitments for capital expenditures as of June 30, 1996 and no significant commitments are anticipated for the remainder of the 1996 calendar year.

           The Company has commitments to make contractual payments in accordance with certain agreements. In accordance with the agreements relating to the acquisition of AMCOM the Company has to pay the following amounts: (i) $142,000 on April 18, 1996 which was paid and; (ii) a total contingent payment based upon 1/2% of net sales (as defined) beginning April 1996, payable quarterly during 1996 with the first quarterly payment due July 15, 1996 and commencing January 1, 1997 monthly thereafter. The acquisition of NATCOM requires the Company to make the following payments: (i) $100,000 at closing which was paid; (ii) $50,000 due six months after the Closing date which was paid;(iii) $150,000 due one year after the Closing Date; (iv) $79,000 due at the end of next seven quarters following the one year anniversary of the Closing Date; and (v) $80,000 following the three year anniversary due September 28, 1998. In March 1996 the purchase price was amended to include $48,678 representing amounts payable for 1995 in accordance with certain employment and/or consulting agreements. The payments may be subject to certain adjustments for prior income taxes due by the sellers. In connection with the February 16, 1996 settlement agreement with the Company's former outside corporate counsel the Company agreed to pay $464,000 in full satisfaction of outside legal costs as follows: (i) $150,000 upon signing of the Agreement which was paid and; (ii) $314,000 promissory note payable as follows $75,000 on May 25, 1996, which was paid, August 25, 1996 and November 25, 1996 and $89,000 on December 31, 1996.

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

           On January 26, 1996, in order to meet short term cash requirements, the Company borrowed $200,000 from a limited partnership whose general partner is a corporation controlled by a Director and Stockholder of the Company. The loan ("Bridge Loan") is evidenced by a promissory note bearing interest at 6% per annum and is due and payable on August 1, 1996, the date has been extended by agreement to October 31, 1996. The note is convertible, upon the occurrence of an event of default thereunder, at the sole discretion of the borrower at a rate of $3.50 per share of unregistered common stock. The note is collateralized by the common stock of NATCOM.

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

           On July 9, 1996 the Company entered into an Offshore Subscription Agreement pursuant to which Signature Equities Agency, GmbH, a broker located in Dusseldorf, Germany, sold 140,000 shares of the Company's common stock at $2.475 per share amounting to gross proceeds of $346,500.

           The Company has agreed with the former NATCOM shareholders to distribute 15,000 shares of its common stock to said shareholders in payment of a balance of $47,873. due for the first quarter of 1996 under the NATCOM stock purchase agreement, the Dilts, Smith and Bohs Employment Agreement and the Barry Consulting Agreement.

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

           Should the Company's cash flow from operations be insufficient to meet all of its requirements, the Company would seek additional capital through the issuance of stock or debt in the public markets or some form of private financing. The Company is presently considering various activities to raise additional equity or convertible debt during the remainder of 1996 to: (i) increase cash flow both short and long-term; (ii) fund the growth management anticipates for 1996; and (iii) to provide funds, as necessary, for strategic acquisitions.

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



           Date:     August 19, 1996

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