Form 10-Q
period 1996-09-30
GLOBAL INTELLICOM INC
filed 1996-11-19
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.


                                                           OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________.

Commission file number 0-26684


                             GLOBAL INTELLICOM, INC.
             (Exact name of registrant as specified in its charter.)



             Nevada                                      13-3797104
------------------------------                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                          Identification No.)


747 Third Avenue
New York, New York                                       10017
------------------                                       ---------------
(Address of principal executive offices)                (Zip code)


                                  (212)750-3772
               Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 15, 1996, there were outstanding 4,404,313 shares of Global Intellicom, Inc.'s common stock, par value $0.1 per share (the "Common Stock").

                         PART I . FINANCIAL INFORMATION


Item 1. Financial Statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)

                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                            ----------------------------    ---------------------------
                                                1995            1996            1995            1996
                                            ------------    ------------    ------------   ------------
NET SALES                                   $  6,299,423    $  9,619,408    $ 20,960,442   $ 23,983,314

COST OF GOODS SOLD                             5,623,453       8,191,726      18,950,332     20,412,202
                                            ------------    ------------    ------------   ------------

GROSS PROFIT                                     675,970       1,427,682       2,010,110      3,571,112


OPERATING EXPENSES:
   Selling, shipping and general
      and administrative                         588,223       1,650,511       1,547,018      4,554,787
   Depreciation and amortization                  19,190          72,860          44,806        178,591
    Amortization of intangibles                   39,460          47,836         110,982        157,158
                                            ------------    ------------    ------------   ------------
                                                 646,873       1,771,207       1,702,806      4,890,536
                                            ------------    ------------    ------------   ------------
OPERATING INCOME                                  29,097        (343,525)        307,304     (1,319,424)

OTHER EXPENSES - INTEREST                         94,167         288,774         229,087        626,648
                                            ------------    ------------    ------------   ------------

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES (TAX BENEFITS)                   (65,070)       (632,299)         78,217     (1,946,072)

PROVISION FOR INCOME TAXES (TAX BENEFITS)           --          (252,920)           --         (778,429)
                                            ------------    ------------    ------------   ------------

NET INCOME (LOSS)                           $    (65,070)   $   (379,379)   $     78,217   $ (1,167,643)
                                            ============    ============    ============   ============

NET INCOME (LOSS) PER COMMON SHARE          $      (0.20)   $      (0.12)   $       0.03   $      (0.37)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           3,124,774       3,165,678       3,124,774      3,165,678

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                     ASSETS

                                                                    December 31,    September 30,
                                                                        1995            1996
                                                                         (a)         (Unaudited)
                                                                    ------------    ------------
CURRENT ASSETS:
        Cash                                                        $    496,622    $    984,881
        Due from factor                                                  446,424       2,331,152
        Accounts receivable -- trade, less allowance for doubtful
           accounts of  $68,265 and $231,333, respectively               135,787       4,279,547
        Accounts receivable -- non-trade                                 285,933       2,868,777
        Other receivables                                                 92,938            --
        Inventories                                                    4,666,842       8,371,074
        Notes receivable --stockholders                                  419,680         538,703
        Note and loans receivable -- other                                81,315          93,166
        Prepaid expenses and other current assets                        322,087         366,341
        Deferred income taxes                                            180,000       1,138,962
                                                                    ------------    ------------
                   Total current assets                                7,127,628      20,972,603
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT -- net of accumulated
        depreciation and amortization                                    544,275       1,294,779
                                                                    ------------    ------------

INTANGIBLE ASSETS -- net of accumulated amortization                   3,462,446       4,916,075
                                                                    ------------    ------------

OTHER ASSETS:
        Deferred offering costs                                          125,389         381,604
        Other assets                                                      54,093          29,761
                                                                    ------------    ------------
                                                                         179,482         411,365
                                                                    ------------    ------------
                                                                    $ 11,313,831    $ 27,594,822
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Notes payable--related party                                $       --      $    200,000
        Note Payable--current                                               --           613,170
        Due to financial institutions                                  4,994,135       6,823,046
        Accounts payable -- trade                                      1,618,091       7,799,797
        Accounts and note payable -- related party                       445,700         474,091
        Accounts payable -- related party                                   --              --
        Due on acquisitions -- current portion                           422,788         384,145
        Current portion of capitalized lease obligations                  89,700         113,612
        Income taxes payable                                             149,103          32,133
                Accrued expenses and other current liabilities           514,562         601,120
                                                                    ------------    ------------
                    Total current liabilities                          8,234,079      17,041,114
                                                                    ------------    ------------

LONG-TERM LIABILITIES:
        Capitalized lease obligations --net of current portion           221,873         218,676
        Due on acquisitions -- net of current portion                    447,522         332,539
        Notes Payable                                                       --         1,882,732
        Other liabilities                                                 80,833          22,708
                                                                    ------------    ------------
                                                                         750,228       2,456,655
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred Stock -- $.01 par value:
        Authorized -- 10,000,000 shares -- 1996
        Common stock -- $.01 par value:
        Authorized -- 20,000,00 shares --1995 and 1996
        Issued -- 3,143,203 shares -- 1995 and 1996                       31,432          33,480
        Common stock to be issued                                        181,753         424,626
        Preferred Stock
           Series 1                                                         --             3,300
           Series 2                                                         --                 8
           Series 3                                                         --             3,500
        Additional paid-in capital                                     2,013,224       8,696,667
        Retained earnings                                                111,999      (1,055,644)
        Treasury stock, at cost                                           (8,884)         (8,884)
                                                                    ------------    ------------
                      Total stockholders' equity                       2,329,524       8,097,053
                                                                    ------------    ------------
                                                                    $ 11,313,831    $ 27,594,822
                                                                    ============    ============


(a) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)

                                                                Nine months ended
                                                          ----------------------------
                                                                   September 30,
                                                          ----------------------------
                                                              1995            1996
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                          $     78,217    $ (1,167,643)
     Adjustments to reconcile net income to net cash
         provided by  operating activities:
        Depreciation and amortization                           44,805         178,591
        Amortization of intangibles                            110,952         157,158
        Loss on disposition of property and equipment            5,983            --
        Deferred income taxes                                     --          (778,429)
        Changes in assets and liabilities:
             Due from factor                                  (259,221)     (1,884,728)
             Accounts receivable -- trade                    1,542,492      (4,143,760)
             Accounts receivable -- non-trade                 (292,135)     (2,582,844)
             Inventories                                       200,608      (3,704,232)
             Other receivables                                    --            92,938
             Notes and loan receivable -- other                 11,741         (11,851)
             Prepaid expenses and other                       (109,989)        (44,254)
             Other assets                                     (103,279)         24,332
             Accounts payable trade                           (165,443)      6,181,706
             Note payable - NCR                                   --           613,170
             Accounts and note payable -- related party           --            28,391
             Accrued expenses and other                        224,170          52,345
             Deferred Taxes                                       --          (180,533)
             Income taxes payable                                 --          (116,970)
                                                          ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,288,901      (7,286,613)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Receipt of cash from stock purchase                      482,012            --
      Payments of deferred costs                              (326,938)           --
      Payments pursuant to stock purchase agreement           (100,000)           --
      Payments pursuant to acquisitions                           --          (153,626)
      Loans to stockholders                                   (230,689)       (119,023)
      Payments of other intangibles                           (513,934)     (1,674,833)
      Purchases of property and equipment                     (103,104)       (965,049)
                                                          ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                         (792,653)     (2,912,531)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions                                     335,780       7,035,172
     Purchase of treasury stock                                 (8,884)           --
     Deferred offering costs                                      --          (256,215)
     Proceeds from notes payable--related party                   --           200,000
     Proceeds from notes payable--Mantech                         --         1,882,732
     Advances on line of credit -- net                        (179,022)           --
     Due to financial institutions -- net                     (252,038)      1,828,911
     Payments on capitalized lease obligations                  (9,673)         (3,197)
                                                          ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                         (113,837)     10,687,403
                                                          ------------    ------------

NET CHANGE IN CASH                                             382,411         488,259

CASH -- at beginning of year                                    36,267         496,622
                                                          ------------    ------------
CASH -- at end of period                                  $    418,678    $    984,881
                                                          ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (Unaudited)

                                                                         Nine months ended
                                                                     --------------------------
                                                                             September 30,
                                                                     --------------------------
                                                                        1995            1996
                                                                     -----------    -----------
SCHEDULE OF NON-CASH ACTIVITIES:

     Accrued deferred debt costs -- notes payable -- related party   $      --      $    29,595
     Offset of note receivable from purchase of business                  36,748           --
     Accrued acquisition costs                                              --           11,264
     Increase in deferred costs                                         (316,560)       187,076
     Common stock to be issued                                              --         (117,873)
     Due to seller pursuant to asset purchase agreement                  204,453           --
     Due to accounts payable-related party                               316,560       (110,062)
     Increase in goodwill thereon                                       (241,201)          --
                                                                     -----------    -----------
                                                                     $      --      $      --
                                                                     ===========    ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Purchase of property and equipment                             $  (295,663)   $   (97,825)
      Transfer of inventory to property and equipment                    191,705           --
      Capitalized lease obligation                                       103,958         97,825
                                                                     -----------    -----------
                                                                     $      --      $      --
                                                                     ===========    ===========

      Due to seller pursuant to stock purchase agreement             $  (833,000)   $ 1,882,732
      Common stock issued pursuant to purchase of subsidiary                            280,000
      Common stock to be issued pursuant to purchase of subsidiary                      125,000
      Preferred stock issued pursuant to purchase of subsidiary                       3,500,000
      Purchase of subsidiary pursuant to stock purchase agreement        833,000     (5,787,732)
                                                                     -----------    -----------
                                                                     $      --      $      --
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                          $   205,527    $   481,282

     Cash paid for income taxes                                            6,040          9,875

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM. INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     A.   Unaudited Financial Statements

          The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1995 and September 30, 1996, its results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 1996 and 1995. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

     B.   Inventories

          Inventory is computed at the lower of cost or market. Cost is computed on an identified cost basis and a first-in-first-out basis.

     C.   Debt

          On January 26, 1996, in order to meet short term cash requirements, the Company borrowed $200,000 from a limited partnership whose general partner is a corporation controlled by a Director and Stockholder of the Company. The loan ("Bridge Loan") is evidenced by a promissory note bearing interest at 6% per annum and was due and payable on August 1, 1996, the maturity date has been extended by agreement to December 15, 1996. The note is convertible, upon the occurrence of an event of default thereunder, at the sole discretion of the borrower at a rate of $3.50 per share of unregistered common stock. The note is collateralized by the common stock of the Company's wholly-owned subsidiary National Computer Resources, Inc. ("NATCOM").

          During the months of April and May, 1996, four directors and one shareholder advanced approximately $500,000 to the Company, to meet short term cash requirements, in return for one-year promissory notes bearing interest at 10% per annum and a total of 28,020 warrants, exercisable over two years at $5.25 per share.

          On June 26, 1996, the Company issued a 90-day $500,000 convertible subordinated promissory note to Inabata America Corporation ("Inabata Note"). The Inabata Note bore interest at 2% per month, payable on the 1st day of each month commencing August 1, 1996. On September 26, 1996, the Company paid the principal and all interest due under the Inabata Note in full.

          The Company borrowed $200,000, on August 1, 1996 and issued two non-interest bearing promissory notes in the amount of $100,000 each to Avonwood Capital Corporation and Ms. Willie Salet. Avonwood and Ms. Salet each received three-year warrants to purchase 35,000 shares of the Company's common stock at $3.00 per share. On August 16, 1996, the notes were paid in full.

     D.   Capital Stock

          On July 9, 1996 the Company entered into an Offshore Subscription Agreement under Regulation S, promulgated under the United States Securities Act of 1933 as amended ("Regulation S"), pursuant to which Signature Equities Agency, GmbH, a broker located in Dusseldorf, Germany, sold 140,000 shares of the Company's common stock at $2.475 per share amounting to gross proceeds of $346,500, of which 5% was paid in commissions. The shares issued to Signature Equities are currently tradable.

          On  August  23,  1996,  the  Company  sold  825  shares  of  Series  2
Convertible  Preferred  Stock to two South  American  investors  (the  "Series 2
Shares") under Regulation S. The Series 2 Shares were placed by Worldwide Capital Corporation of Boulder, Colorado. Each Series 2 Share has a redemption value of $1,000 per share and is convertible to shares of the Company's common stock at the lower of 70% of the closing price of the Company's common stock on August 23, 1996 or 65% of the five day moving average for the Company's common stock as recorded by NASDAQ on the day prior to conversion. As a result of the Series 2 Shares sale, the Company received gross proceeds of $825,000 of which 10% was paid in commissions. The holding period for the Series 2 Shares has now expired. As of November 15, 1996, 625 Series 2 Shares have been converted to 247,864 shares of common stock.

          On September 3, 1996, the Company sold 330,000 shares of Series 1 Convertible Preferred Stock to various foreign investors (the "Series 1 Shares") under Regulation S. The Series 1 Shares were placed by Worldwide Capital Corporation of Boulder, Colorado. Each Series 1 Share has a redemption value of $10 per share and is convertible to shares of the Company's common stock at the lower of 70% of the closing bid price of the Company's common stock on the date of purchase or 70% of the average closing bid price for the Company's common stock during the five trading days prior to conversion. As a result of the Series 1 Shares sale, the Company received gross proceeds of $3.3 million of which 10% was paid in commissions. The holding period for the Series 1 Shares has now expired. As of November 15, 1996, approximately 47,500 Series 1 Shares have been converted to 191,240 shares of the Company's common stock.

     E.   Acquisition of Assets

          On September 16, 1996 Global-InSync ("InSync"), a wholly owned subsidiary of the Company, purchased substantially all of the assets of ManTech Solutions Corporation ("MSOL") effective as of September 1, 1996. As such, InSync's result of operations for the period September 1, 1996 through September 30, 1996, have been included in the accompanying condensed consolidated statement of operations.

     F.   Subsequent Events

          On October 4, 1996, the Company sold 25,000 Shares of Series 4 Convertible Preferred Stock (the "Series 4 Shares") to various foreign investors under Regulation S. The Series 4 Shares were placed by Worldwide Capital Corporation of Boulder, Colorado. Each Series 4 Share has a $100 redemption value and is convertible to common stock at the lower of 70% of the closing bid price for the Company's common stock on the date of purchase, or 70% of the average closing bid price of the Company's common stock over the five trading days prior to conversion. The Company realized gross proceeds of $2.5 million from the sale of Series 4 Shares of which 10% was paid in commissions. The Series 4 Shares may be converted after November 15, 1996. As of November 15, 1996, none of the Series 4 Shares have been converted.

          On October 11 and October 23, 1996 the Company issued an aggregate of 540,000 restricted shares, subject to certain vesting and lock-up provisions currently being negotiated, to four directors of the Company, representing compensation in connection with obtaining financing and consideration for the on-going guarantee of the Company's lease and its agreements with its factor and floorplanner.

          On October 18, 1996, the Company's wholly owned subsidiary, Pro Notes Acquisition Corporation, subsequently re-named Speech Solutions, Inc. ("Speech Solutions"), entered into an asset purchase agreement by which it purchased substantially all of the assets of Pro Notes, Inc. ("Pro Notes"), a business engaged in the development, marketing, sale and distribution of speech recognition computer software, including developer's tools and voice command control applications.

          The aggregate purchase price for the Pro Notes assets consisted of $325,000, plus an earn-out amount equal to 3% of the gross sales of any Pro Notes products sold by Speech Solutions or its affiliates to an unaffiliated third party purchaser during the five-year period following the closing. The earn-out amount will only be payable to the extent of Speech Solutions' cumulative available net earnings before interest and taxes. Pro Notes will be entitled to receive a minimum aggregate earn-out payment equal to $195,000. In the event the earn-out payments are less than $1,950,000 at the end of the five-year period, such period shall be extended for a period not to exceed an additional five years, until the aggregate earn-out amount reaches $1,950,000. Speech Solutions did not assume any of Pro Notes' liabilities.

          Simultaneously with the closing of the Pro Notes asset purchase, Speech Solutions entered into an employment agreement with Alan Costilo, the principal developer of the Pro Notes voice recognition tools, pursuant to which Mr. Costilo will be employed by Speech Solutions at an annual salary for a period of five years. Mr. Costilo will also receive an incentive payment equal to 2% of Speech Solutions gross sales of Pro Notes' products sold by Speech Solutions or its affiliates to an unaffiliated third party purchaser during the five-year period following the closing. The incentive payment will only be payable to the extent of Speech Solutions' available cumulative net earnings before interest and taxes. Mr. Costilo will be entitled to receive a minimum aggregate incentive payment equal to $130,000. In the event the incentive payments are less than $950,000 at the end of the five-year period, such period shall be extended for a period not to exceed an additional five years, until the aggregate incentive payment reaches $950,000.

          On October 23, 1996, the Company issued an aggregate of 22,223 restricted shares of its common stock to two officers of its subsidiary, Global-InSync. The shares were issued in connection with the MSOL acquisition and were in payment of divestiture bonuses in the total amount of $125,000 due the InSync officers as a result of the acquisition.

          On or about October 30, 1996, Scott and Ellen Arch, the former owners of the Company's wholly-owned subsidiary Amcom Business Centers Corp. ("AMCOM"), commenced an action against AMCOM and two of the Company's directors as guarantors (the "Arch Complaint"). The Arch Complaint stems from a dispute over the proper calculation of certain state, local and federal income taxes incurred by the plaintiffs in 1994, which were included in the AMCOM purchase price. According to the plaintiffs, they are due an additional payment of $93,449. AMCOM and the Company believe that all sums due to the plaintiffs have been paid and intend to defend the action vigorously. AMCOM's answer is due by December 15, 1996.

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

          On September 16, 1996 Global-InSync ("InSync"), a wholly owned subsidiary of the Company, purchased substantially all of the assets of ManTech Solutions Corporation ("MSOL") effective as of September 1, 1996. As such, InSync's result of operations for the period September 1, 1996 through September 30, 1996, have been included in the accompanying condensed consolidated statement of operations.

          The following discussion and analysis compares the operating results of the Company for both the nine and three months ended September 30, 1996, with the nine and three months ended September 30, 1995. Also included is a discussion and analysis of the Company's financial condition and liquidity as of September 30, 1996.

The Nine Months Ended September 30, 1996 (Unaudited) As Compared With The Nine Months Ended September 30, 1995 (Unaudited).

          Net Sales. Net sales increased 14% to $23,983,314 in the first nine months of 1996 from $20,960,442 in the first nine months of 1995, or a $3,022,873 increase. The net sales of NATCOM were $2,785,542 in the first nine months of 1996. The net sales of InSync were $3,979,238 in the month of September 1996. Net sales increased primarily due to the NATCOM and InSync acquisitions and were partially offset by a decrease in Amcom and Vircom, Inc. ("Vircom"), a wholly-owned subsidiary of the Company, sales as a result of product availability and diminished cash-flow.

          Gross Profit Gross profit increased to $3,571,112 in the first nine months of 1996 from $2,010,110 in the first nine months 1995. The gross profit percentage increased to 14.9% from 9.6%. This improvement is primarily due to the NATCOM and InSync acquisitions and is partially offset by a decrease in Amcom and Vircom sales as a result of product availability and diminished cash-flow.

          Operating Expenses. Operating expenses increased to $4,890,536 in the first nine months of 1996 from $1,702,806 in the first nine months of 1995, or an increase of $3,187,730. The operating expenses of NATCOM were $1,230,838. The operating expenses for InSync were $221,165 for the month of September 1996. The remaining increase of $1,735,727 is due to the following items. There was an increase in salaries and overhead, increased expenses incurred in maintaining a warehouse, a configuration center and operating offices in West Chester, Pennsylvania and executive offices in New York City. In addition, factor fees of $143,485 were incurred. Depreciation and amortization expenses increased as a result of the NATCOM and InSync acquisitions.

          Other Expenses. Other expenses, principally interest expense increased to $626,648 in the first nine months of 1996 from $229,087 in the first nine months of 1995. The increase is primarily the result of two factors: (i) increased interest expense and; (ii) the amortization of deferred debts costs. Interest expense increased due to increase in the level of outstanding indebtedness with both the Company's factor and financial institution.

          Net Income (Loss). Net loss was ($1,167,643) in the first nine months of 1996 as compared to net income of $78,217 in the first nine months of 1995. As a result of the factors discussed above net loss per share amounted to $($0.37) per share in the first nine months of 1996 as compared to net income per share of $0.03 in the first nine months of 1995. The per share calculations as of September 30, 1996 and 1995 are based upon weighted average shares outstanding, of 3,165,678 and 3124,774, respectively.

The Quarter Ended September 30, 1996 (Unaudited) As Compared With The Quarter Ended September 30, 1995 (Unaudited).

          Net Sales. Net sales increased 53 % to $9,619,408 for the quarter ended September 30, 1996 from $6,299,423 for the quarter ended September 30, 1995, or a $3,319,985 increase. The net sales of NATCOM were $1,422,593 for the quarter ended September 30, 1996. The net sales of InSync were $3,979,238 for the quarter ended September 30, 1996. Net sales increased primarily due the NATCOM and InSync acquisitions and were partially offset by a decrease in Amcom and Vircom sales.

          Gross Profit. Gross profit increased to $1,427,682 for the quarter ended September 30, 1996 from $675,970 for the quarter ended September 30, 1995. The gross profit percentage increased to 14.8% from 10.7%. This improvement is primarily due to the NATCOM and InSync acquisitions and is partially offset by a decrease in Amcom and Vircom sales.

          Operating Expenses. Operating expenses increased to $1,771,207 for the quarter ended September 30, 1996 from $646,873 for the quarter ended September 30, 1995, or an increase of $1,124,334. The operating expenses of NATCOM were $402,102. The operating expenses of InSync were $221,165. The remaining increase of $501,167 is due to the following items. There was an increase in overhead, salaries and related payroll expenses, to support the Company's growth. In addition, factor fees of $31,495 were incurred. Depreciation and amortization expenses increased as a result of the NATCOM, InSync acquisitions.

          Other Expenses. Other expenses, principally interest expense increased to $228,774 for the quarter ended September 30, 1996 from $94,167 for the quarter ended September 30, 1995. The increase is primarily the result of two factors: (i) increased interest expense and; (ii) the amortization of deferred debts costs. Interest expense increased due to increase in the level of outstanding indebtedness with both the Company's factor and financial institution.

          Net (Loss). Net loss increased to ($379,379) for the quarter ended September 30, 1996 from ($65,070) for the quarter ended September 30, 1995. As a result of the factors discussed above net loss per share increased to $(0.12) per share for the quarter ended September 30, 1996 from ($0.20) per share for the quarter ended September 30, 1995. The per share calculations as of September 30, 1996 and 1995 are based upon weighted average shares outstanding, of 3,165,678 and 3,124,774, respectively.

Financial Condition And Liquidity

          All of the Company's subsidiaries except InSync and Speech Solutions have entered into factoring agreements with Century Business Credit Corporation ("Century") whereby the subsidiaries sell to Century their trade receivables, without recourse, provided Century approves the customers' credit. The term of the factoring agreements are one year, with automatic renewals from year to year, unless terminated earlier. The Company's agreement with Century is personally guaranteed by two of the Company's directors.

          Two of the Company's subsidiaries, AMCOM and Vircom have entered into a Loan and Securities Agreement as amended ("Loan Agreement") with Finova
Capital Corp. ("Financial Institution") which as amended provides for an $8,000,000 inventory floorplanning credit line. The Company's agreement with the Financial Institution is personally guaranteed by three of the Company's directors.

          The Company's capitalization as of September 30, 1996 consisted of $8,097,053 of stockholder's equity, $200,000 bridge loans and $6,823,046 of borrowings under the inventory floorplanning loan. Operating activities provided net cash of ($7,286,613) in the first nine months of 1996. Net loss was $1,167,643 Accounts receivable-non-trade increased $2,582,844, inventory increased $3,704,232 and accounts payable trade increased $6,181,706. Investing activities used cash of $2,912,531. Net repayment of loans from stockholders was $119,023. The Company incurred costs related to acquisitions in the amount of $153,626. Purchase of property and equipment amounted to $965,049. Financing activities provided cash of $10,687,403. The Company incurred deferred offering costs of $256,215 offset by an increase of $200,000 as a result of notes payable to a-related party. Net borrowings from the Financial Institution increased by $1,828,911.

          For the nine months ended September 30, 1996 two of the Company's customers accounted for approximately 27.9% of net sales. The Company considers its business relationships with these two companies to be good, however, the loss of any of these accounts or a significant reduction in the purchases by these accounts could have an adverse impact on the Company's financial results.

          The Company derived approximately 61.8% of its net sales during nine months ended September 30, 1996 from the sale of products supplied by four vendors. One vendor, NEC Technologies ("NEC"), accounted for 57.6% of the Company's net sales for the nine months ended September 30, 1996. The loss of any of these key vendors, and in particular NEC, could have a material adverse impact. In addition, the Company's dependence on NEC could result in significant decrease in net sales if NEC is not able to fill the Company's orders for products on a timely basis. The Company has become an authorized reseller for other vendors and has added the InSync line. As a result, the Company's dependence on NEC has been substantially reduced.

          The  Company  does  not  have  significant   commitments  for  capital
expenditures as of September 30, 1996 and no significant commitments are anticipated for the remainder of the 1996 calendar year.

          The Company has commitments to make contractual payments in accordance with certain agreements. In accordance with the agreements relating to the acquisition of AMCOM the Company has to pay the following amounts: (i) $142,000 on April 18, 1996 which was paid and; (ii) a total contingent payment based upon 1/2% of net sales (as defined) beginning April 1996, payable quarterly during 1996 with the first quarterly payment due July 15, 1996, which was paid, and commencing January 1, 1997 monthly thereafter. The acquisition of NATCOM requires the Company to make the following payments: (i) $100,000 at closing which was paid; (ii) $50,000 due six months after the Closing date, which was paid; (iii) $150,000 due one year after the Closing Date which was paid; (iv) $79,000 due at the end of the next seven quarters following the one year anniversary of the Closing Date; and (v) $80,000 following the three year anniversary, due September 28, 1998. In March, 1996, the purchase price was amended to include $48,678 representing amounts payable for 1995 in accordance with certain employment and/or consulting agreements. The payments may be subject to certain adjustments for prior income taxes due by the sellers. In connection with the February 16, 1996 settlement agreement with the Company's former outside corporate counsel, the Company agreed to pay $464,000 in full satisfaction of outside legal costs as follows: (i) $150,000 upon signing of the Agreement, which was paid and; (ii) $314,000 promissory note payable as follows:
$75,000 on May 25, 1996, which was paid, August 25, 1996, which was paid, and November 25, 1996; and $89,000 on December 31, 1996.

          The Company anticipates increased revenues as a result of the NATCOM, InSync and Speech Solutions acquisitions and additional vendor relationships described above. The Company believes gross profits measured as a percentage of net sales will increase to the extent that the percentage of the Company's net sales from NATCOM, InSync and Speech Solutions increase, which historically have a higher gross profit percentage than either of the Company's other subsidiaries. The Company expects competitive pressure on gross profit margins in the future. Competition is based on price, breadth of product lines, product and credit availability, delivery time and the level and quality of technical support services provided.

          On January 26, 1996, in order to meet short term cash requirements, the Company borrowed $200,000 from a limited partnership whose general partner is a corporation controlled by a consultant and stockholder of the Company. The loan ("Bridge Loan") is evidenced by a promissory note bearing interest at 6% per annum and is due and payable on August 1, 1996, the maturity date has been extended by agreement to December 15, 1996. The note is convertible, upon the occurrence of an event of default thereunder, at the sole discretion of the borrower at a rate of $3.50 per share of unregistered common stock. The note is collateralized by the common stock of NATCOM.

          During the months of April and May 1996, four directors and one shareholder advanced approximately $500,000 to the Company, to meet short term cash requirements, in return for one-year promissory note at 10% and a total of 28,020 warrants, exercisable over two years at $5.25 per share.

          On June 26, 1996, the Company issued a 90-day $500,000 convertible subordinated promissory note to Inabata America Corporation ("Inabata Note"). The Inabata Note bore interest at 2% per month payable on the 1st day of each month commencing August 1, 1996. On September 26, 1996, the Company paid the principal and all interest due under the Inabata Note.

          In consideration of $200,000, on August 1, 1996, the Company issued two non-interest bearing promissory notes in the amount of $100,000 each to Avonwood Capital Corporation and Ms. Willie Salet. Avonwood and Ms. Salet also each received three-year warrants to purchase 35,000 shares of the Company's common stock at $3.00 per share. On September 16, 1996, the notes were paid in full.

          On July 9, 1996 the Company entered into an Offshore Subscription Agreement under Regulation S, pursuant to which Signature Equities Agency, GmbH, a broker located in Dusseldorf, Germany, sold 140,000 shares of the Company's common stock at $2.475 per share amounting to gross proceeds of $346,500, of which 5% was paid in commissions. The shares issued to Signature Equities should be currently tradable. However, due to a transfer agent error, the shares bear restrictive legends which will be removed.

          On August 23, 1996, the Company sold 825 shares of Series 2 Convertible Preferred Stock to two foreign investors (the "Series 2 Shares") under Regulation S. The Series 2 Shares were placed by Worldwide Capital Corporation of Boulder, Colorado. Each Series 2 Share has a redemption value of $1,000 per share and is convertible to shares of the Company's common stock at the lower of 70% of the closing price of the Company's common stock on August 23, 1996 or 65% of the five day moving average for the Company's common stock as recorded by NASDAQ on the day prior to conversion. As a result of the Series 2 Shares sale, the Company received gross proceeds of $825,000 of which 10% was paid in commissions. The holding period for the Series 2 Shares has now expired. As of November 15, 1996, 625 Series 2 Shares have been converted to 247,864 shares of common stock.

          On September 3, 1996, the Company sold 330,000 shares of Series 1 Convertible Preferred Stock to various foreign investors (the "Series 1 Shares") under Regulation S. The Series 1 Shares were placed by Worldwide Capital Corporation of Boulder, Colorado. Each Series 1 Share has a redemption value of $10 per share and is convertible to shares of the Company's common stock at the lower of 70% of the closing bid price of the Company's common stock on the date of purchase or 70% of the average closing bid price for the Company's common stock during the five trading days prior to conversion. As a result of the Series 1 Shares sale, the Company received gross proceeds of $3.3 million of which 10% was paid in commissions. The holding period for the Series 1 Shares has now expired. As of November 15, 1996, approximately 47,500 Series 1 Shares have been converted to 191,240 shares of the Company's common stock.

          The Company has agreed with the former NATCOM shareholders to distribute 15,000 restricted shares of its common stock to said shareholders in payment of a balance of $47,873 due for the first quarter of 1996 under the NATCOM stock purchase agreement, and the employment and consulting agreements with three NATCOM employees and a consultant.

          On September 16, 1996, Global-InSync, Inc. ("InSync"), a wholly-owned subsidiary of the Company, purchased substantially all of the assets of ManTech Solutions Corporation ("MSOL"), subject to certain liabilities (the "Net Assets"), under the terms of an Asset Purchase Agreement dated as of September 16, 1996, entered into by and between the Company, InSync, MSOL and MSOL's parent, ManTech International Corporation ("ManTech"), the sale to be effective as of September 1, 1996.

          MSOL was a Virginia corporation engaged in the business of manufacturing build-to-order computer servers and workstations. The MSOL assets acquired include all intellectual property, fixtures, inventory, trade accounts and accounts and notes receivable and all other assets material to the operation of MSOL's business, which will continue to operate under the InSync name as a subsidiary of the Company.

          The purchase price for the Net Assets was $5,736,084, to be paid to MSOL as follows: (a) 350,000 shares of the Company's Series 3 Cumulative Preferred Stock, convertible, at a value of $10 per share, to restricted shares of the Company's common stock; (b) a promissory note from InSync to MSOL, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum; (c) a promissory note from InSync to MSOL, guaranteed by the Company, for $470,000 ("the Second Note"); (d) 49,778 restricted shares of the Company's common stock, to be delivered within 20 days of closing. Under the terms of the First Note interest does not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each calendar year, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

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

          Should the Company's cash flow from operations be insufficient to meet all of its requirements, the Company would seek additional capital through institutional financing, the issuance of stock or debt in the public markets or some form of private financing. The Company is presently considering various activities to raise additional equity or convertible debt during the remainder of 1996 to: (i) increase cash flow both short and long-term; (ii) fund the growth management anticipates for 1996; and (iii) to provide funds, as necessary, for strategic acquisitions.

          Inflation. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.


PART II   OTHER INFORMATION


Item 1    Legal Proceedings
------    -----------------

          On or about October 30, 1996, Scott and Ellen Arch, the former owners of the Company's subsidiary AMCOM, commenced an action against AMCOM and two of the Company's directors as guarantors (the "Arch Complaint"). The Arch Complaint stems from a dispute over the proper calculation of certain state, local and federal income taxes incurred by the plaintiffs in 1994, which were included in the AMCOM purchase price. According to the plaintiffs, they are due an additional payment of $93,449. AMCOM and the Company believe that all sums due to the plaintiffs have been paid and intend to defend the action vigorously. AMCOM's answer is due by December 15, 1996.





Item 6
------

(a)     Exhibits
        --------

(4)(i) Form of Regulation S Securities Subscription Agreement, pursuant to which the Company sold 330,000 shares of Series 1 Convertible Preferred Stock.

(4)(ii) Form of Offshore Securities Subscription Agreement, pursuant to which the Company sold 825 shares of Series 2 Convertible Preferred Stock.

(4)(iii) Form of Regulation S. Securities Subscription Agreement, pursuant to which the Company sold 25,000 shares of Series 4 Convertible Preferred Stock.

(10)(i) Asset Purchase Agreement dated as of September 16, 1996, pursuant to which the Company's wholly owned subsidiary Global-InSync, Inc. purchased substantially all of the assets of ManTech Solutions Corporation ("MSOL"), by and between the Company, InSync, MSOL and MSOL's parent, ManTech International Corporation ("ManTech").

(10)(ii) Asset Purchase Agreement dated as of October 18, 1996, by and between Pro Notes Acquisition Corporation and the Company on the one hand and Pro Notes Inc. and Alan Costilo on the other, by which the Company purchased the assets of Pro Notes, Inc.

(b)       Reports on Form 8-K

          On October 1, 1996, the Company filed a current report on Form 8-K, reporting Item 2, Acquisition or Disposition of Assets, describing the Company's purchase of substantially all the assets of ManTech Solutions Corporation. The Company will file the required financial information by November 29, 1996.


     Items 2 through 5 are not applicable.


-----------------
* Incorporated by reference from the Company's report on Form 8-K, filed on October 1, 1996

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 19, 1996                   GLOBAL INTELLICOM, INC.


                                             By /s/ Anthony R. Cucchi
                                                ------------------------
                                                   Anthony R. Cucchi
                                                   President

                                             By:/s/ William C. Kaltnecker
                                                ------------------------
                                                   William C. Kaltnecker
                                                   Vice President and Controller