Form 10-Q/A
period 1996-09-30
GLOBAL INTELLICOM INC
filed 1996-11-20
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 Amendment No.1
                                       on
                                   Form 10-Q/A


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

INTRODUCTION
------------


           The purpose of this amendment is to revise the list of Exhibits set forth in Item 6 of Part II of the previously filed Form 10-Q for the quarter ended September 30, 1996 and to file the Exhibits that were not filed therewith.



                           PART II OTHER INFORMATION

Item 6
------

(a)        Exhibits
           --------

(3)(i)(a) Certificate of Designation with respect to the Company's Series 1 Convertible Preferred Stock, filed with the Nevada Secretary of State on September 10, 1996

(3)(i)(b) Amendment to the Certificate of Designation with respect to the Company's Series 1 Convertible Preferred Stock, filed with the Nevada Secretary of State on October 15, 1996.

(3)(i)(c) Certificate of Designation with respect to the Company's Series 2 Convertible Preferred Stock, filed with the Nevada Secretary of State on October 25, 1996.

(3)(i)(d) Certificate of Designation with respect to the Company's Series 3 Convertible Preferred Stock, filed with the Nevada Secretary of State on September 12, 1996.

(3)(i)(e) Certificate of Designation with respect to the Company's Series 4 Convertible Preferred Stock, filed with the Nevada Secretary of State on October 25, 1996.

(4)(i) Form of Regulation S Securities Subscription Agreement, pursuant to which the Company sold 300,000 shares of Series 1 Convertible Preferred Stock.

(4)(ii) Form of Offshore Securities Subscription Agreement, pursuant to which the Company sold 425 shares of Series 2 Convertible Preferred Stock.

(4)(iii) Form of Regulation S Securities Subscription Agreement, pursuant to which the Company sold 25,000 shares of Series 4 Convertible Preferred Stock.

(10)(i)* Asset Purchase Agreement dated as of September 16, 1996, between the Company, the Company's wholly-owned subsidiary, Global-InSync, Inc. ("InSync"), ManTech Solutions Corporation ("MSOL"), and MSOL's parent, ManTech International Corporation ("ManTech"), pursuant to which InSync purchased substantially all of the assets of MSOL.

(10)(ii) Asset Purchase Agreement dated as of October 18, 1996, between the Company, the Company's wholly-owned subsidiary, Speech Solutions, Inc. (formerly known as ProNotes Acquisition Corp., "SSI"), Pro Notes, Inc. ("PNI") and Alan Costilo, pursuant to which SSI purchased substantially all of the assets of PNI.

(27)           Financial Data Schedule.

(b)        Reports on Form 8-K
           -------------------

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