Form 10-K
period 1996-12-31
GLOBAL INTELLICOM INC
filed 1997-04-04
CIK 946355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 [FEE REQUIRED]

For the transition period from __________________ to ____________________

                         Commission file number 0-26684

                             GLOBAL INTELLICOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        13-3797104
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


 747 Third Avenue, New York, New York                       10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (212)750-3772

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes [_] No [_]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997 was approximately $15,927,925 (based on the average between the closing bid and asked prices of Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

         As of March 31, 1997 there were outstanding 7,475,269 shares of Global Intellicom, Inc.'s common stock, par value $.01 per share (the "Common Stock").

                                     PART I

Item 1. Business

General

      Global Intellicom, Inc. (together with its subsidiaries, "Global" or the "Company") develops, assembles, markets, supplies and supports complete computer information systems, as well as computer, network and peripheral equipment and software, to a wide range of customers, including corporate clients, governmental entities, institutions, professional users and resellers. The Company offers higher-end, enterprise-wide systems and components aimed primarily at the client-server/network market, and also supplies consulting and integration services, positioning itself as a total solution provider to its customers. Additionally, the Company develops and markets speech recognition technology in the form of software tools used by developers and other users of voice-activated computer systems.

      Global's business is conducted through five wholly-owned operating subsidiaries, each of which has a distinct and complementary role.

History and Subsidiaries

      Global was formed as a Nevada corporation in September, 1994. In December, 1994, it acquired Amcom Business Centers Corp. ("AMCOM"), a Pennsylavania-based predecessor company, which acts as an aggregator and wholesale distributor of brand name computer products. In order to avoid confusion with a similarly-named company operating in the midwest, and to reflect an expanded business purpose, AMCOM is changing its name to NEVCOR Technologies Group, Inc. ("NEVCOR").

      Also, at the time of its acquisition of NEVCOR, the Company formed VIRCOM Inc. ("VIRCOM"), which operates as a value-added reseller ("VAR") and integrator of computer hardware and software and peripheral equipment for the corporate, government, education and professional end-user.

      Through National Computer Resources, Inc. ("NATCOM"), which the Company acquired in September, 1995, Global provides high-performance, integrated network computing systems, including hardware, software and services, for larger customer accounts, based on equipment supplied by manufacturers such as NCR Worldmark, Hewlett-Packard, IBM, Compaq and Sun MicroSystems.

      In September, 1996, Global acquired the business of ManTech Solutions Corporation, a producer of quality, custom-built servers and workstations, now operated through Global's subsidiary, Global-InSync, Inc. ("InSync"). As a result, Global supplies build-to-order Pentium(R)-based servers and workstations for large customers such as the Department of Defense, Lockheed-Martin, Loral Sytems, Electronic Data Systems, and the General Services Administration.

      Most recently, in October, 1996, Global, through its subsidiary now known as Speech Solutions, Inc. ("Speech Solutions"), acquired the assets of Pro Notes, Inc., which had created voice recognition tools and interfaces for use with IBM's VoiceType(TM) technology. Through Speech Solutions, Global offers state-of-the-art voice recognition tools and interfaces for developers of speech recognition applications based on the IBM VoiceType(TM) Dictation System.

Products

      The Company offers approximately 2,200 computer information system products and components, including its own InSync servers and workstations, as well as proprietary software.

      InSync Products and Assembly

            Using its own facilities in Springfield, Virginia, the Company assembles and supplies, under the InSync label, Pentium(R)-class customized workstations and file servers built to individual customer specifications. Workstations are configured on either Pentium(R) or Pentium-Pro(R) processors, and file servers are based on both Pentium Pro and multi-processor components. InSync product offerings include ISA, EISA and PCI architecture, desk-top, mid-tower or full-tower cases, enhanced IDE and SCSI hard drive platforms, CD-Rom drives, RAID array subsystems and Energy* compliant monitors. InSync workstations and fileservers are certified for use with Novell network software, Windows 95 and Windows NT.

            Custom-built InSync products are particularly suited for situations where standard models of name-brand equipment are either not cost-effective, are not flexible enough to fill a particular client need, or are not available in quantity on a stringent delivery schedule. Global can offer its InSync products bundled with configuration, installation, integration and maintenance services supplied by both InSync and Global's other divisions, while nationally known manufacturers often do not supply such "one-stop" service facilities, or are unable to change a production line to promptly accomodate a customized product need.

            InSync products are subject to stringent quality assurance processes, including dynamic burn-in. The products can be supplied with a significant portion of a customer's application software pre-loaded during the product assembly process, thereby saving clients significant installation time and improving the overall quality and consistency of a delivered system. InSync offers a three-year product warranty, the first year of which includes on-site service.

            Assembly facilities for InSync products consist of a 52,000 square foot plant in Springfield, Virginia. The plant includes parts receiving and warehousing, assembly operations, test and quality assurance functions, and packing and shipping. InSync employs a "just-in-time" inventory and production system, minimizing investment in component parts and enabling it to respond quickly to special customer needs. The facility has capacity to triple its assembly and production volume with minimal capital investment, through the addition of personnel and work shifts.

            InSync is one of only two certified build-to-order suppliers of workstation products for the General Services Administration.

      National Brand Name Products

            Through NEVCOR, the Company acts as an aggregator of desktop and notebook computer equipment, servers and peripheral products for NEC, a major manufacturer of personal computer equipment, and as a distributor for computer products of Sharp and InSync. (See "Marketing, Sales and Customers" below). In addition, NEVCOR supplies UNIX-based client-server and workstation equipment as a reseller for Sun MicroElectronics, a leading manufacturer. NEC equipment constitutes a significant portion of the products purchased and sold by the Company.

            The Company offers, through NATCOM, the server and workstation products of NCR Worldmark ("NCR") and a variety of related software applications and network and integration services. NATCOM also provides server and network products from Sun MicroSystems, IBM, Compaq, Microsoft and Hewlett-Packard, acting as a reseller for each Company. In addition, NATCOM supplies educational institutions with its SAMS software (Student Administrative Management System), a proprietary scheduling, management and administration program for elementary and middle schools.

Product Inventory and Shipment

      Except for InSync products which are shipped from InSync's plant, Global's product inventories are kept at, and all products are distributed from, a central warehouse and distribution facility located in West Chester, Pennsylvania. The centralized distribution facility enables the Company to track purchase orders, control inventory requirements, and respond quickly to customer needs for existing and new products.

Speech Solutions Software - New Products

      Speech recognition technology is providing new opportunities in business computing, in part because of the availability of cheaper computer memory and faster computer processors needed for handling speech-related programs. Of the dictation-oriented speech recognition systems now commercially available, IBM's VoiceType(TM) Dictation System for Windows appears, to Global's management, to hold the most promise as a large vocabulary/free dictation system. However, in order to be able to be integrated with Windows-based application programs, the IBM system must be interfaced with programming tools permitting the creation of custom controls and voice commands for a user application.

      Speech Solutions' Voice Tools, developed under contract with IBM, fulfills this function. Voice Tools software is sold to developers of speech recognition applications, either separately or bundled with the IBM VoiceType(TM) Dictation System. Speech Solutions also markets its expertise in the speech recognition field, acting as a consultant and custom software developer.

Supply and Integration of Complete Systems

      In addition to the distribution of specific products and hardware systems, the Company functions as a VAR. VIRCOM acts as a reseller and integrator of computer hardware and software and other peripheral equipment for the corporate, government, education, and professional end-user. As part of its integrated approach, VIRCOM offers wireless and cellular services which provide data communications to and from remote locations, as well as consulting, training and technological services.

      In its respective roles as aggregator, wholesale distributor and VAR to a wide range of customers, the Company offers various marketing, consulting and technical services. Such services include: needs analysis and selection of various hardware and software options; network and system configuration and design; custom software loading; integration of hardware and software elements; system installation and testing; and maintenance. Such services are offered through Global's technical and customer support staff and, where appropriate, through outside contractors. In addition, NEVCOR, VIRCOM and NATCOM provide various forms of product training and marketing, sales and advertising support to their respective customers.

      By furnishing such services and by using its access to a variety of workstation and network equipment, Global can combine the elements needed to offer a complete system or a "total solution" to meet client needs. Global's management believes that selling complete systems rather than separate components will generate more loyal customers and will yield higher margins.

Marketing, Sales and Customers

      Global markets products and services to approximately 1,200 customers, including corporations, government agencies, educational and other institutions, professional users, VAR's and VAD's. Although products are marketed nationwide, the majority of sales are to VAR's and VAD's located in the eastern half of the United States.

      Excluding inter-company purchases, the two largest customers of Global accounted for 18% and 14%, respectively, of the Company's total sales in 1996, while in 1995, the two largest customers accounted for 10% and 6.8%, respectively, of sales. No other customer in either year accounted for 10% of sales. The Company considers its business relationship with such customers to be good. However, a significant reduction in purchases by these customers, or a loss of either customer account, could have a significant adverse impact on the Company's business and financial results.

      At the end of 1996, the Company had a backlog of orders, reasonably believed to be firm, of approximately $3.4 million.

      The Company's marketing and sales force consists of 43 employees who are assigned to the respective marketing and sales efforts of Global's subsidiaries. Marketing and sales efforts emphasize product quality and diversity, prompt delivery, competitive pricing and a high level of product support, for which Global's technical support staff is utilized. Training of sales personnel includes product seminars conducted by manufacturers.

      In addition to servicing and furnishing post-sale support to existing customers, the Company's sales force solicits new business by pursuing leads from manufacturers with whom Global has distribution relationships, by contacting prospects identified through other industry sources, and by direct mail campaigns, participation in trade shows, and advertising in trade publications. As part of its marketing approach, Global offers credit terms and floor plan financing for qualified customers. (See "Floor Plan Financing" below.)

Vendor Relationships

      Except for InSync equipment, the Company purchases products directly from manufacturers and, in some cases, from other distributors, and its costs of buying product are often as low as those for competitors many times its size. Vendors benefit by gaining access, through Global, to a large base of computer product resellers, while reducing vendors' inventory, credit, marketing and overhead costs associated with establishing a direct relationship with resellers.

      The Company considers numerous factors in vendor selection, including product demand, availability and performance, technical sophistication and profit margin potential, focusing its marketing and distribution efforts on the products of key vendors. The Company enhances its relationships with vendors by providing customer feedback on products and by cooperating with vendors in developing marketing programs.

      The Company stocks products and accessories supplied by many vendors, including such leading manufacturers of computer and data communications products as IBM, Hewlett-Packard, Compaq, Sun MicroSystems, NEC, NCR, Sharp, Toshiba, Cisco Systems, Ungermann-Bass and Racal DataCom.

      Of the Company's total product and component purchases in 1996, approximately 37% were from NEC and 16% were from an OEM supplier.

      The Company considers its relationships with its key vendors to be good, and the loss of a direct relationship between the Company and any of its key vendors could have a material adverse impact on the Company's business and financial results. In addition, the loss of the ability to distribute certain products supplied by such vendors could result in the loss of sales of other products not directly related to those of such vendors.

      The Company's vendor agreements generally grant the Company a non-exclusive right to market and sell the vendor's products throughout the United States, although under certain agreements, including those with NEC, the Company may also distribute products throughout Canada. The Company believes its agreements with vendors contain terms and conditions which are customary for the industry, including minimum purchase requirements, allowing for termination if such levels are not attained, and stock rotation and price protection provisions which reduce, in part, the Company's risk of loss due to slow-moving inventory, vendor price reductions, product updates or obsolescence. The vendor agreements typically do not restrict the Company from selling similar products manufactured by competitors, and allow termination by either party upon 30 to 90 days notice. Upon termination, the Company generally is able to sell the related inventory back to the vendor at cost.

      The Company's agreement with NEC (the "NEC Agreement") is non-exclusive and authorizes NEVCOR to act as a full product line distributor throughout the United States and Canada for NEC hardware, software and peripheral products. The NEC Agreement does not contain minimum purchase requirements, but, in order to receive the vendor's maximum discount from list prices, the Company must attain a minimum volume of purchases. NEVCOR has surpassed these volume requirements in each year. The vendor's price lists and discount schedule are subject to change from time-to-time at the vendor's discretion. The NEC Agreement contains price protection provisions, allows the Company to rotate outdated or discontinued inventory, provides for marketing development funds payable to the Company by NEC, and provides for automatic renewal of successive one-year terms, unless otherwise terminated by either party.

      The Company's agreement with NCR (the "NCR Agreement") is non-exclusive and authorizes NATCOM to act as a full-line reseller throughout the United States for NCR's hardware, software and peripheral products. The NCR Agreement does not contain minimum purchase requirements, but contemplates minimum sales objectives, which have been surpassed in each year. The NCR Agreement provides volume discounts from the vendor's list prices, depending on the volume of the product purchased by the Company, but the discount schedule is subject to change from time-to-time at the vendor's discretion. The NCR Agreement allows the Company to rotate outdated or discontinued inventory and provides the Company with price protection credits in the event the vendor decreases list prices or applicable discounts. The NCR Agreement continues in effect unless terminated by either party.

      While computer information system equipment is generally available on a continuous basis, the demand for certain products sold by the Company occasionally exceeds the supply available from the applicable manufacturer. In such cases, the manufacturer attempts to allocate the affected product equitably among its distributors and resellers, including the Company. Global's management is aware that the Company's ability to compete effectively has been and may be periodically affected by such occasional product shortages, and Global accordingly pursues a strategy of expanding the base of vendors for whom it distributes products.

      The Company receives quarterly credits on the purchase of certain vendors' products. The amount of each vendor's credits depends upon the quantity of products purchased or the Company's cost of products shipped. Such credits are reflected in the Company's financial statements as a reduction of product inventory cost when earned.

Competition

      Competition in the wholesale distribution of computer systems and equipment is intense. The Company's competitors in wholesale distribution include national and regional distributors, aggregators and franchisers, of whom, according to a survey conducted by Computer Resellers News, there are approximately 200 throughout the United States. Many or most of these competitors are privately held, and, accordingly, information on their size and business is not readily available, although the Company believes there are a significant number of competitors having substantially greater resources than Global.

      While there is no dominant competitor in wholesale distribution, the Company's largest competitors appear to be Inacom Intelligent Electronics, Inc., Ingram Micro, Inc., Merisel, Inc., Tech Data Corporation, Gates/Arrow Distributing, Inc., MicroAge, Inc. and a number of regional wholesale distributors and aggregators. In some cases, the Company also competes with manufacturers' direct sales to superstores, although many manufacturers limit such direct sales because of the cost of dealing with a large number of low-volume resellers.

      In the server/network market addressed by NATCOM, the major competitor is Cambridge Technology Partners.

      Key competitive factors in the wholesale distribution industry include product line selection and quality, availability, prompt delivery, pricing and technical support. While a number of national and regional aggregators and wholesale distributors may have substantially greater financial resources and larger staffs than the Company, the Company views its emphasis on service and technical support, and its offering of total systems and total solutions for customers, as a competitive strength.

Floorplan Financing Arrangements

      In addition to selling products against immediate payment, Global extends payment terms to certain customers with approved credit, based upon their financial profile and credit history, and to purchasers who have qualified for floorplan financing.

      To reduce payment risk and to facilitate sales to resellers, the Company has floorplanning agreements with Finova Capital Corporation, IBM Credit Corp., Deutsche Financial Services, Nations Credit, and TransAmerica Credit. These floorplanning agreements transfer responsibility for payment from a reseller customer of Global to the floorplan finance company. Product is shipped by the Company to a reseller following receipt of credit authorization for the purchase from one of the floorplan finance companies. The finance company pays Global for the purchase, generally within 3 to 15 days of shipment, and the reseller is then obligated to reimburse the floorplanning company for the purchase price of the product. The Company is typically required to pay the finance company a range of floorplan "points" based on the invoice price of the products purchased.

      The Company finances the purchase of most of its inventory through its floorplanning credit facility with Finova Capital Corporation. The terms offered to the Company by its vendors generally allow the Company to maintain the product in inventory for between 45 and 60 days without incurring finance charges.

Financing of Accounts Receivable; Customer Credit

      The Company has a factoring facility with Century Business Credit Corporation ("Century"). Century purchases, on an uncommitted basis, receivables from the Company. This factoring facility enhances the liquidity of the Company's asset base and improves the Company's ability to manage its cash flow. Purchases of receivables by Century may be made on either a recourse or non-recourse basis. For customers who have been previously approved by Century, such purchases will be made on a non-recourse basis, which means that the risk of non-payment will be borne by Century. The Company retains the option of selling certain approved receivables to Century on a partial or full recourse basis.

      On January 22, 1997, InSync entered into an agreement with Century, under which Century agreed to factor Insync receivables on a full recourse basis and other terms comparable to those previously afforded Global. The InSync factoring agreement is terminable by either party upon 60 days notice.

      The Company has negotiated a new factoring agreement with Century which, in the view of Global's management, will contain terms more favorable to the Company than those contained in the prior agreement.

      Global views its relationships with both Century and Finova Capital Corporation to be important and beneficial, and the loss of either such relationship (which is not anticipated) could adversely affect Global's business.

      The Company also uses a Credit Committee composed of Global officers and employees to monitor and control its credit exposure on customer receivables. The Credit Committee undertakes background credit checks for all proposed customers. Assuming credit is acceptable, the Credit Committee establishes limits on the amount of outstanding receivables which a customer can incur. Orders in excess of this limit may only be authorized by the Credit Committee. Customers who fail to adhere to agreed credit terms are contacted, and the Company ordinarily discontinues shipments until acceptable credit standing is reestablished.

Trademarks and Copyrights

      The Company is in the process of applying to register various trademarks and tradenames associated with its business. In addition, the Company holds software copyrights and intends to acquire and register other copyrights. While trademark and copyright registration, to the extent obtained, may prove to be a benefit to the Company, the Company's business is not, and is not expected to be, materially dependent on any such registration. Management believes that the success of Global will be based more on the quality of its products and services, and on the knowhow and skill of its marketing and technical support efforts, than on any trademark, tradename or copyright registration.

Employees

      As of December 31, 1996, the Company had 126 full-time employees, including 43 persons employed in sales and marketing functions, 15 persons in production and assembly, 19 persons involved in technical support roles, 13 persons involved in purchasing and warehouse functions, and 36 persons involved in executive, administrative, and finance functions. None of Global's employees are covered by collective bargaining agreements. Global considers its relations with its employees to be good.

1996 Acquisitions

      As previously reported, in September, 1996, InSync purchased substantially all of the assets of Mantech Solutions Corporation ("MSOL"), which was engaged in the business of manufacturing made-to-order computer servers and workstations. The MSOL assets acquired include all intellectual property, fixtures, inventory, trade accounts and accounts and notes receivable and all other assets material to the operation of MSOL's business.

      The agreed purchase price was $5,736,084, being paid to MSOL as follows:

      (a) 350,000 shares of Global's Series 3 Cumulative Preferred Stock having a liquidation preference of $10 per share and bearing a 6% cumulative dividend payable semiannually beginning June 30, 1997. The Series 3 shares are convertible at a value of $10 per share into restricted shares of Global Common Stock. The Series 3 Preferred shares have special voting rights which, should the Company default in paying the Series 3 dividend, entitle the Series 3 holders to elect a member of the Company's board of directors for each second dividend payment which is missed.

      (b) a promissory note from InSync to MSOL, guaranteed by Global, for $1,486,084 (the "First Note") bearing interest at 9% per annum. Under the terms of the First Note, interest does not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall.

      (c) a promissory note from InSync to MSOL, guaranteed by Global, for $470,000, with substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

      (d) 49,778 restricted shares of Global Common Stock.

      Also as previously reported, in October, 1996, Speech Solutions entered into an agreement by which it purchased substantially all of the assets of Pro Notes, Inc. ("Pro Notes"), a Pennsylvania corporation engaged in the development and marketing of speech recognition computer software, including developer's tools and voice command and control applications. Speech Solutions did not assume any of Pro Notes' liabilities.

      The aggregate purchase price for the Pro Notes assets consisted of $325,000, plus an earn-out amount equal to 3% of the gross sales of any Pro Notes products sold by Speech Solutions or its affiliates to an unaffiliated third party purchaser during the five-year period following the closing. The earn-out amount will only be payable to the extent of Speech Solutions' cumulative available net earnings before interest and taxes, but Pro Notes will be entitled to receive a minimum aggregate earn-out payment equal to $195,000 for the entire five-year period. In the event that total earn-out payments are less than $1,375,000 at the end of the five-year period, such period shall be extended for a period not to exceed an additional five years or, until the aggregate earn-out amount reaches $1,950,000, whichever occurs first.

Company Financing

      In order to fund its working capital requirements, the Company entered into a number of short-term loan transactions between January and August, 1996.

      Two loans in the aggregate principal amount of $700,000 were arranged with non-affiliated parties, including a $500,000 loan with interest at an annual rate of 24%, and a

$200,000 loan for which the Company issued warrants for the purchase of 70,000 shares of Common Stock at an exercise price of $3.00 per share in lieu of interest. Both loans were fully repaid during the year.

      The Company also entered into a number of loan arrangements with affiliated parties in an aggregate principal amount of $290,000. Included were
(i) a $200,000 loan made by a limited partnership controlled by an outside director, and (ii) three separate loans in the aggregate principal amount of $90,000 from an outside director, an officer and a stockholder, at an interest rate of 10% per annum each, of which $65,000 is due April, 1997 and $25,000 is due in May, 1997. The $200,000 loan was repaid in full during 1996.

      Between July 9 and October 4, 1996, the Company sold 140,000 shares of Common Stock and a total of 355,825 shares of various series of Convertible Preferred Stock to foreign investors under Regulation S, all of which transactions were reported by the Company in its Form 10-Q filed for the quarter ended September 30, 1996. The Company obtained net proceeds of approximately $4,300,000, after all costs associated with the offering of such securities.

Other Transactions

      In August, 1996, in connection with the sale of securities to foreign investors pursuant to Regulation S, the Company entered into an agreement with World Capital Funding, Inc., under which the Company paid a fee of 10% of the gross proceeds of such sale to World Capital. In addition, the agreement called for the issuance of 5,000 restricted shares of Common Stock for each $1,000,000 in foreign investor subscriptions received.

      At the same time, the Company entered into an agreement with Corporate Relations Group, Inc. ("CRG"), pursuant to which the Company engaged CRG to provide advice on the raising of capital, arrange broker meetings and presentations, and assist with investor relations, press releases, corporate publications and other matters. The Company paid CRG fees of $617,000, and its agreement with CRG provided for issuance of various options for the purchase of a total of 500,000 shares of Common Stock exercisable at prices ranging from $3.75 to $6.75 per share.

Item 2. Properties

      Global's principal executive offices are located at 747 Third Avenue, New York, New York 10017, under a lease expiring in August 2005. Global's InSync production facility leases 52,000 square feet in Springfield, Virginia, under a lease expiring in March, 1998. Global occupies approximately 22,000 square feet of warehouse space as well as additional telemarketing, distribution and administrative facilities, in West Chester, Pennsylvania, under a lease expiring in April, 2000. Global also leases two small offices in Jamesburg, New Jersey and Orlando, Florida, and Speech Solutions occupies office facilities in Philadelphia.

      The Company has negotiated arrangements for the early termination of its warehouse lease and expects to enter into a new lease for a distribution facility in Fort Washington, Pennsylvania, on terms more advantageous than the existing warehouse lease. Also, the Company does not expect any difficulties in negotiating a renewal of the InSync production facility lease at prevailing market rates.

Item 3. Legal Proceedings.

      In October, 1996, Scott and Ellen Arch, the former owners NEVCOR, commenced an action in the Delaware County Court of Common Pleas against NEVCOR and two of the Company's directors as guarantors (the "Arch Complaint"). The Arch Complaint stems from a dispute over the proper calculation of certain state, local and federal income taxes incurred by the plaintiffs in 1994, which amounts were included in the purchase price paid by Global for NEVCOR's business. The plaintiffs allege that they are due an additional payment of $93,449 in respect of such taxes, but NEVCOR and the Company believe that all sums due to the plaintiffs on account of such tax obligations have been paid. The Company intends to defend this action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

      The Common Stock of Global is listed on the NASDAQ Small Cap Market under the symbol GBIT. From May 16, 1996, when Global's Common Stock was first listed on NASDAQ, to December 31, 1996, the high and low bid prices of Common Stock as reported on NASDAQ were as follows for the calendar quarters indicated:

                                                                     Bid
                                                                     ---
                                                                High       Low
                                                                ----       ---

May 16 to June 30, 1996                                         6 7/8      4

July 1 to September 30, 1996                                    6          2 3/4

October 1 to December 31, 1996                                  6          1 7/8

      From November 13, 1995 to May 16, 1996, Global's Common Stock was listed on the OTC Bulletin Board under the symbol "GBIT". The high and low bid quotations for the Common Stock from November 13 to December 31, 1995, as reported on the OTC Bulletin Board, were $3.25 and $1.00, respectively. The high and low bid quotations on the OTC Bulletin Board for the first quarter of 1996 were $7.375 and $3.00, respectively.

      The bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      No dividends have been declared or paid with respect to the Common Stock.

      As of March 18, 1997, there were approximately 3,688 record holders of the Company's Common Stock. As of March 31, 1997 there were 7,475,269 shares of the Company's Common Stock outstanding.

Issuance of Securities Not Registered under the Securities Act of 1933, as
Amended

      The following unregistered securities were issued by the Company in 1996:

      (a) In September, 1996, in connection with the Company's acquisition of the assets of MSOL, the Company issued a total of 350,000 shares of Series 3 Cumulative Preferred Stock, convertible into Common Stock at a price of $10.00 per share, and 49,778 shares of Common Stock. The Preferred and Common shares were issued in payment of a portion of the purchase price paid for the MSOL assets. (See description under heading "1996 Acquisitions" in Item 1 above.)

      (b) In October, 1996, the Company issued a total of 22,223 shares of Common Stock to two employees of InSync in consideration of the termination and waiver of certain rights under employment agreements between such employees and InSync.

      (c) In May, 1996, the Company issued an aggregate of 15,000 shares of Common Stock to two outside directors in lieu of payment of a total of $45,000 of outside directors' fees for 1995 and 1996.

      All of the foregoing securities were issued with standard restrictive legends, and stop transfer instructions were filed with the Company's transfer agent in connection therewith. Such issuances represented private transactions, and no underwriter or public offering was involved. By reason of the foregoing facts, the Company claims exemption for such issuances as private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      The foregoing issuances were described in quarterly reports previously filed by the Company, as were issuances of shares of Preferred and Common Stock sold to foreign investors under Regulation S (see Item 1, "Company Financing").

Item 6. Selected Financial Data (in thousands, except per share data).

Consolidated Statement of Operations Data:

                                   Company                    Predecessor Company
                   ---------------------------------------  -------------------------
                      Year          Year      September 1,   January 1,       Year
                      Ended         Ended       1994 to      1994 to         Ended
                   December 31   December 31  December 31   December 31   December 31
                      1996          1995        1994(1)       1994(1)        1993
                  ------------   -----------  -----------   -----------  -----------
Net Sales ......  $ 42,139,032   $30,477,467  $ 1,386,364   $22,948,519  $28,124,164
Net Income
(loss) .........    (1,085,388)      270,183     (158,184)      349,797      836,402
Net Income
(loss) per share          (.33)          .09         (.06)          N/A          N/A
Pro forma net
income (2) .....           N/A           N/A          N/A       210,089      502,343
Pro  forma net
income per share           N/A           N/A          N/A           N/A          N/A
Shares used in
computing net
income (loss)
per share ......     3,527,053     2,927,170    2,500,000           N/A          N/A

Consolidated Balance Sheet Data:

                                               Company                               Predecessor Company
                           -----------------------------------------------       ----------------------------
                           December 31       December 31       December 31       December 7       December 31
                               1996              1995             1994(1)           1994(1)           1993
                           -----------       -------------     -----------       ----------       -----------
Working capital
(deficit) ............     $ 3,930,788         (1,106,451)         30,687          516,965           765,762
Total assets .........      22,586,460         11,313,831       6,246,558        5,988,568         5,936,352
Due to financial
institutions .........       1,711,429          4,994,135       3,479,188        4,546,657         4,793,856
Stockholder's equity .       9,625,172          2,329,524       1,741,816          903,199           853,402

----------

(1) The Company was incorporated on September 1, 1994. The Company purchased the net assets of the Predecessor Company on December 8, 1994 and commenced operations on that date.

(2) Pro forma net income has been presented to show results of operations assuming the Predecessor Company filed its income tax return as a C corporation.

(3) See Notes 1 and 20 of Notes to the Consolidated Financial Statements for an explanation of the calculation of shares used in computing net income
      (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Background

      In December, 1994, Global acquired the assets and business of its predecessor company and also organized VIRCOM. Effective September 1, 1995, pursuant to a registration statement filed with the Securities and Exchange Commission, a public distribution of 850,000 shares of Global's Common Stock was made to shareholders of another publicly held entity, as a result of which Global became a reporting public company.

      On September 28, 1995, the Company acquired NATCOM. Effective September 1, 1996, the Company purchased, through InSync, substantially all of the assets of MSOL. On October 18, 1996, the Company purchased, through Speech Solutions, the assets and business of Pro Notes, Inc.

      The following discussion and analysis compares: (i) the operating results of the Company for 1996 (which includes the operating results of InSync from September 1, 1996 to December 31, 1996 and Speech Solutions from October 18, 1996 to December 31, 1996) as compared with the operating results of the Company for 1995 and; (ii) the operating results of the Company for the year 1995 as compared with the operating results of the Company for the period from Global's inception on September 1, 1994 through December 31, 1994 (which period includes the operating results of NEVCOR from December 8, 1994 to December 31, 1994) combined with the operating results of the predecessor company for the period January 1, 1994 through December 7, 1994 (such combined periods being referred to as the "Combined 1994 Year").

      Also included is a discussion and analysis of the Company's financial condition and liquidity as of December 31, 1996. The following text should be read in conjunction with the Company's Financial Statements contained in this report.

Year Ended December 31, 1996 as Compared With Year Ended December 31, 1995

Net Sales

      Net sales increased to $42,139,032 for the year ended 1996 from $30,447,467 for the year ended 1995, a 38% increase. Net sales of InSync from the effective date of its acquisition on September 1, 1996 to December 31, 1996 were $13,985,710. Net sales of NATCOM for the full 1996 year were $5,315,711 compared to $2,356,670 from the date of its acquisition on September 28, 1995 to December 31, 1995. The increase in Global's aggregate net sales for 1996 due to the InSync and NATCOM acquisitions were partially offset by a decrease in NEVCOR and VIRCOM sales as a result of certain product unavailability.

Gross Profit

      The Company's gross profit for 1996 rose to $6,349,872 from $3,759,423 for 1995, with the gain of $2,590,449 representing contributions from a full year of operations of NATCOM and four months of operations of InSync in 1996. Overall gross profit for the two years as a percentage of net sales amounted to 15.1% in 1996 and 12.3% in 1995, although these amounts are not representative of a comparison based on consistent full-year results because of the timing of the NATCOM and InSync acquisitions. On a consistent basis, if the operations of InSync and NATCOM were not included in either year, the Company's gross profit as a percentage of sales would have been 13.6% for 1996 and 11.0% for 1995.

Operating Expenses

      Operating expenses for 1996 rose substantially, to $7,310,664 from 1995's level of $3,357,036, a 118% increase. Of the $3,953,628 increase, $2,338,916 represents incremental operating expense resulting from the inclusion of a full year of operations of NATCOM and four months of operations of InSync in 1996, and the remaining $1,614,712 represents additional investment in sales, marketing and administrative personnel, along with expenditures in integrating acquired operations.

Other Expenses

      Other expenses, principally interest expense, rose to $831,135 for 1996 from $317,945 for 1995, or a $513,190 increase. The increase in 1996 interest expense was primarily due to higher costs associated with short-term bridge loans earlier in the year, as well as to an increase in indebtedness to the Company's factor and financial institution because of higher operating levels.

Income (Loss) Before Provision for Income Tax Credits

      For 1996, the Company generated a loss of ($1,791,927) after operating and other expenses, compared to income before tax credits of $84,442 in 1995, as the gains in gross profit from the full-year of operations of NATCOM and from the four-month contribution of InSync were more than offset by the increases in such expenses as noted above.

Provision for Income Tax Credits

      The 1996 benefit for income taxes was $706,539 compared with a benefit of $185,741 for 1995. The deferred tax benefits are based on deferred tax assets which are considered realizable.

Net Income (Loss) Per Share

      As a result of the factors discussed above, the net loss for 1996 was ($1,085,388) and net loss per share was ($.33), as compared to net income of $270,183 and net income per share of $.09 for 1995. The per share calculation is based on the weighted average number of shares outstanding.

Year Ended December 31, 1995 as Compared With the Combined 1994 Year

Net Sales

      Net sales increased to $30,447,467 for the year ended 1995 from $24,334,883 for the Combined 1994 Year, or a $6,112,584 increase. Net sales of NATCOM, from the date of its acquisition on September 28, 1995 to December 31, 1995 represented $2,356,670 of the above-mentioned increase. The remaining increase in net sales of $3,755,914 or 15.4% was due to improved sales efforts emphasizing an increase in both volume and profitability. Increased sales to new and existing customers included a significant increase to a Fortune 500 client.

Gross Profit

      Gross profit increased to $3,759,423 for the year ended 1995 from $1,442,841 for the Combined 1994 Year, or a $2,316,582 increase. Gross profit of NATCOM from the date of acquisition represents $669,116 of the increase. Gross profit excluding NATCOM as a percentage of net sales was 11.0% in 1995 as compared to 5.9% in the Combined 1994 Year.

Operating Expenses

      Operating expenses rose to $3,357,036 for the year ended 1995 from $1,170,089 for the Combined 1994 Year, or an increase of $2,186,947. Operating expenses of NATCOM from the date of its acquisition represented $409,021 of the increase. The remaining $1,777,926 was due to the following items: increases in salaries and related payroll expenses, and greater selling expenses to support sales efforts; increased rent expense reflecting the Company's move to newer and larger facilities consisting of a warehouse, a configuration center and operating offices in West Chester, Pennsylvania and executive offices in New York City; higher depreciation and amortization expense as a result of the NEVCOR acquisition.

Other Expenses

      Other expenses, principally interest expense, increased to $317,945 for the year ended 1995, from $81,139 for the Combined 1994 Year. NATCOM, from the date of its acquisition, represents $2,905 of this increase. The remaining increase of $233,901 was due to costs relating to the accounts receivable credit facilities and increased borrowings under the Company's credit facilities.

Provision for Income Tax Credit

      The 1995 provision for income tax credits was $185,741 for the year ended 1995 primarily due to the recognition of a deferred tax benefit as such deferred tax assets are considered realizable.

Net Income per Share

      As a result of the above factors, net income was $270,183 and net income per share was $0.09 for the year ended 1995. The per share calculation is based on 2,927,170 weighted average shares of Common Stock outstanding.

Financial Condition and Liquidity

      The Company's cash balance at year-end was $1,516,072 and its working capital amounted to $3,930,788, compared to cash of $496,662 and a working capital deficit of $1,107,000 at the end of 1995. Cash flow from operating activities was $1,646,387 compared with $596,022 at the end of 1995.

      The Company is party to a floor plan financing agreement with Finova Capital Corp., under which it has a credit line of up to $8,000,000, used to finance inventory purchases for NEVCOR, VIRCOM and NATCOM. The Company's obligations under the loan agreement with Finova are personally guaranteed by three of the Company's directors.

      In addition, the Company has a factoring agreement with Century Business Credit Corporation ("Century") under which it factors trade receivables. The maximum aggregate amount available under the factoring facility is $9,000,000, and approved customer receivables are handled on a non-recourse basis. The Company's obligations under the factoring arrangement are personally guaranteed by two of the Company's directors. The Company has negotiated a new factoring agreement with Century which, in the view of Global's management, will contain terms more favorable to the Company than those contained in the prior agreement.

      In early 1996, the Company entered into a number of short-term loan arrangements in order to meet the increased liquidity needs of its expanding business operations. (See discussion under item 1, "Company Financing".) Also, between July 9 and October 4, 1996, the Company sold 140,000 shares of Common Stock and a total of 355,825 shares of various series of Convertible Preferred Stock to foreign investors under Regulation S, obtaining net proceeds of $4,294,129, after costs totaling $2,677,371.

      Since inception, the Company has been actively engaged in making acquisitions of related businesses, and expects to continue to do so in the foreseeable future. Under existing acquisition agreements, the Company has a variety of commitments, as described below.

      In accordance with the agreements relating to the acquisition of NEVCOR, the Company is required to pay the following amounts: a contingent payment based upon 1/2% of net sales (as defined) which was due quarterly during 1996, and monthly after January 1, 1997 thereafter.

      The acquisition of NATCOM requires the Company to make the following future payments: $79,000 due at the end of each of the next seven quarters following the one year anniversary of the Closing Date; and $80,000 following the three-year anniversary, due September 28, 1998. In March 1996, the purchase price was increased by an amendment to the acquisition agreement to include $48,678 in lieu of amounts payable for 1995 in accordance with certain employment and/or consulting agreements. In March 1997, the purchase price was further increased by $359,735, of which $212,658 is payable in six monthly installments of $35,443, commencing in July 1997, and the balance is payable based on achieving certain performance goals. The payments may be subject to certain adjustments for prior income taxes due by the sellers.

      Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 ("the Second Note"). Under the terms of the First Note, interest does not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

      The Company expects that income and cash flow anticipated from 1997 operations, together with existing financing arrangements and working capital, will be sufficient to fund the Company's operations at existing levels. However, if Global's operating levels and future growth exceed its financial resources, the Company will be required to seek additional credit and financing facilities, either through institutional financing or the issuance of debt or equity securities in the private or public market. There is no assurance that such credit or financing arrangements will be available on acceptable terms if needed.

Inflation.

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

Item 8. Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this report commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

      Pursuant to General Instruction G-3, and in response to the items contained in this Part III, the Registrant is incorporating by reference the information which will be included in Registrant's definitive proxy statement to be filed within 120 days after December 31, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a)   The following documents are filed as a part of this report:

            1.    Financial Statements

                  The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

            2.    Financial Statements Schedules

                  The Financial Statement Schedules are appended following the Financial Statements.

            3.    Exhibits

                  The following is a description of exhibits required to be filed with this report (item numbers are those assigned in the Exhibits Table of Item 601,

                  Regulation S-K), and the incorporation-by-reference codes following each item are explained at the end of the listing:

           (3)(i) Restated Articles of Incorporation and Certificate of
                  Change.(+)

            (ii)  Amended and Restated By-Laws.(*)

            (4.1) Form of Common Stock Certificate.(*)

            (4.2) Escrow Agreement, dated as of February 24, 1995, among
                  Communications and Entertainment Corp., Continental Stock Transfer & Trust Company and Global Intellicom, Inc. ("Global")(*)

            (4.3) Lock-Up Agreement dated May 26, 1995.(*)

            (4.4) Form of Regulation S Securities Subscription Agreement,
                  pursuant to which the Company sold 330,000 shares of Series 1 Convertible Preferred Stock.(++)

            (4.5) Form of Offshore Securities Subscription Agreement, pursuant to which the Company sold 825 shares of Series 2 Convertible Preferred Stock.(++)

            (4.6) Form of Regulation S Securities Subscription Agreement,
                  pursuant to which the Company sold 25,000 shares of Series 4 Convertible Preferred Stock.(++)

            (5)   Form of Opinion of Goodkind Labaton Rudoff & Sucharow LLP.(**)

            (10)  Material Contracts

           (10.1) Asset Purchase Agreement, dated as of October 28, 1994, between Tech Acquisition Corp. and AMCom Business Centers Corp. (*)

           (10.2) Assignment and Assumption dated as of December 8, 1994 between Tech Acquisition Corp. and Global.(*)

           (10.3) Global Stock Option Plan.(*)

           (10.4) Additional Benefit Plan of Global.(*)

           (10.5) Employment Agreement, dated as of January 1, 1995, between
                  Global and Anthony R. Cucchi.(*)

           (10.6) Loan and Security Agreement, dated December 8, 1994, among
                  Finova Capital Corporation ("Financial Institution") (f/k/a Greyhound Financial Corporation) and Global's subsidiaries.(*)

           (10.7) First Amendment to Loan and Security Agreement dated May 26,
                  1995, among the Financial Institution, Global's subsidiaries and certain guarantors.(*)

           (10.8) Floorplan Credit Line Replacement Note, dated May 26, 1995, payable to the Financial Institution by Global's subsidiaries.(*)

           (10.9) Letter Agreement dated May 26, 1995 between VirCom, Inc.
                  ("VIRCOM") and Century Business Credit Corporation. ("Century")(*)

          (10.10) Letter Agreement, dated May 26, 1995, between AMCom Business
                  Centers Corp. ("AMCOM") and Century.(*)

          (10.11) Corporate Guaranty Unlimited executed by Global to Century, dated May 26, 1995, with respect to AMCOM.(*)

          (10.12) Intercreditor Agreement, dated May 26, 1995, among AMCOM,
                  VIRCOM, the Financial Institution and Century.(*)

          (10.13) Distribution Agreement, dated April 11, 1991, between
                  Claren, Inc. and Texas Instruments, Inc. and Assignment Agreement from Claren, Inc. to AMCOM.(*)

          (10.14) Nectech Authorized Major Reseller Agreement dated April 12,
                  1990.(*)

          (10.15) Dealer Agreement, dated December 1995, between AT&T Global
                  Information Solutions (f/k/a NCR Corporation) and AMCOM.(*)

          (10.16) Lease Agreement, dated March 20, 1995, between AMCOM and
                  Warehouse Associates for Global's West Chester, Pennsylvania facilities.(*)

          (10.17) Stock Purchase Agreement dated September 28, 1995 by and between Global and the Sellers named therein(***)

          (10.18) Warrant Agreement dated March 20, 1996 by and between Global and N. Norman Muller, Howard Maidenbaum, Anthony R. Cucchi, Thomas W. Smith, Wayne M. Rogers and David A. Mortman (each a Director)(++ ++)

          (10.19) Letter Agreement dated as of January 1, 1995 between Global and Perry Scheer.(++ ++)

          (10.20) Letter Agreement dated January 1, 1996 between Global and
                  Wayne M. Rogers.(++ ++)

          (10.21) Warrant Agreement dated March 5, 1996 by and between Global and Pacific Consulting Group.(++ ++)

          (10.22) Warrant Agreement dated March 20, 1996 by and between Global and Wharton Associates.(++ ++)

          (10.23) Warrant Agreement dated March 5, 1996 by and between Global and MWW/Strategic Communications, Inc.(++ ++)

          (10.24) Letter Agreement dated as March 27, 1996 by and between
                  Global, AMCOM and Warehouse Associates.(++ ++)

          (10.25) Amendment Agreement dated as of March 28, 1996 by and between Global and the Sellers named therein.(++ ++)

          (10.26) Employment Agreement dated September 28, 1995 between
                  National Computer Resources, Inc. ("NATCOM"), Global as guarantor and Frederick Smith.(++ ++)

          (10.27) Employment Agreement dated September 28, 1995 between
                  NATCOM, Global as guarantor and Richard Dilts.(++ ++)

          (10.28) Consulting Agreement dated September 28, 1995 between
                  NATCOM, Global as guarantor and Stephen T. Barry.(++ ++)

          (10.29) Letter Agreement dated December 31, 1995 by and between
                  Global and Messrs. Maidenbaum and Muller.(++ ++)

          (10.30) Warrant Agreement dated March 20, 1996 by and between

                  Global and Perry Scheer.(++ ++)

          (10.31) Settlement Agreement and Mutual Release dated March 28, 1996 by and between Grove Avenue Corp. and AMCOM, VIRCOM and Global.(++ ++)

          (10.32) Assignment & Assumption Agreement dated December 8, 1994 between Tech Acquisition Corp. and AMCom Business Centers Corp.(**)

          (10.33) Employment Agreement, dated January 1, 1994 between Thomas
                  Vetterani and AMCom.(**)

          (10.34) Stock Purchase Agreement by and between Global Intellicom,
                  Inc. and the Sellers named therein.(***)

          (10.35) Asset Purchase Agreement dated as of September 16, 1996, pursuant to which the Company's wholly owned subsidiary Global-Insync, Inc. purchased substantially all of the assets of ManTech Solutions Corporation ("MSOL"), by and between the Company, Insync, MSOL, and MSOL's parent, ManTech International Corporation ("ManTech").(+)

          (10.36) Asset Purchase Agreement dated as of October 18, 1996 by and between Pro Notes Acquisition Corporation and the Company on the one hand and Pro Notes Inc. and Alan Costilo on the other, by which the Company purchased the assets of Pro Notes, Inc.(+++)

          (10.37) Agreement dated January 22, 1997 between Global and Century
                  Business Credit Corporation.

          (10.38) Promissory Note dated February 1, 1996 between Global as borrower and Triangle Bridge Group, LP.

          (10.39) Extension Agreement dated November 22, 1996 between Global and Triangle Bridge Group, LP.

          (10.40) Letter Agreement dated February 16, 1996 between Global and
                  Goodkind Labaton Rudoff & Sucharow LLP.

          (10.41) Stock Purchase Agreement dated February 16, 1996 between
                  Goodkind Labaton Rudoff & Sucharow LLP and various Purchasers.

          (10.42) Letter Agreement dated August 21, 1996 between Global and
                  World Capital Funding, Inc.

          (10.43) Lead/Corporate Relations Agreement dated August 15, 1996 between Global and Corporate Relations Group, Inc.

            (11) Statement re: Computation of Per Share Earnings, attached as Exhbit 11 to the Financial Statements.

            (21)  List of the Company's Subsidiaries.(*)

            (27)  Financial Data Schedule

(b)   Reports on Form 8-K

      On October 1, 1996, the Company filed a current report on Form 8-K, describing the Company's purchase of substantially all the assets of ManTech Solutions Corporation, followed by an amendment containing the required financial statements.

(c)   See (a)(3) above.

(d)   See Schedule II included at the end of the Financial Statements.

--------------------------------------------------------------------------------
(*) Designates document incorporated herein by reference to Global's Registration Statement on Form S-1, File No. 33-93098.

(**) Designates document incorporated by reference to Amendment No. 1 to Global's Registration Statement on Form S-1, File No. 33-93098.

(***) Designates document incorporated herein by reference to Global's Report on Form 8-K dated October 12, 1995, File No. 0-26684, as amended by Amendment No.1 to Report on Form 8-K dated December 8, 1995.

(+) Designates document incorporated herein by reference to Global's Report on Form 8-K dated September 16, 1996, File No. 0-26684.

(++) Designates document incorporated herein by reference to Global's Report on Form 10-Q dated June 30, 1996, File No. 0-26684.

(+++) Designates document incorporated herein by reference to Global's Report on Form 10-Q dated September 30, 1996, File No. 0-26684.

(++ ++) Designates document incorporated herein by reference to Global's Report on Form 10-K dated March 30, 1996.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


                                    CONTENTS

                                                                       PAGE
                                                                       ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

CONSOLIDATED BALANCE SHEETS                                          F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-8 - F-9

STATEMENT OF CASH FLOWS - PREDECESSOR                                  F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 - F-41

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                        F-42

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE                    F-43

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Global Intellicom, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Global Intellicom, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period September 1, 1994 (inception date) to December 31, 1994. We have also audited the statements of operations, changes in stockholders' equity and cash flows of Amcom Business Centers Corp. (the "Predecessor") for the period January 1, 1994 to December 7, 1994. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the periods presented in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statements of the Predecessor present fairly, in all material respects, the results of its operations and its cash flows for the period presented in conformity with generally accepted accounting principles.

We have also audited Schedule II and Exhibit 11 of the Company for the years ended December 31, 1996 and 1995 and the period September 1, 1994 (inception edate) to December 31, 1994 and of the Predecessor for the period January 1, 1994 to December 7, 1994 included in the 1996 annual report of the Company on Form 10-K. In our opinion, Schedule II and Exhibit 11 present fairly the information required to be set forth therein.


                                                  MILLER, ELLIN & COMPANY
                                                  CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
March 22, 1997

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                               DECEMBER 31,
                                                        ------------------------
                                                           1996         1995
                                                        -----------  -----------

CURRENT ASSETS:
   Cash                                                 $ 1,516,072  $   496,622
   Due from factor (Note 3)                                 687,139      446,424
   Accounts receivable - trade, less allowance for
     doubtful accounts of $168,343 and $68,265,
     respectively                                         5,060,836      135,787
   Accounts receivable - non-trade                          394,951      285,933
   Other receivables                                        250,409       92,938
   Inventories (Note 4)                                   5,291,046    4,666,842
   Notes receivable - officers and stockholders
     (Note 6)                                               457,979      419,680
   Note and loans receivable - other (Note 5)                61,788       81,315
   Prepaid expenses and other current assets                182,890      322,087
   Deferred income taxes (Note 15)                          690,476      180,000
                                                        -----------  -----------
              Total current assets                       14,593,586    7,127,628
                                                        -----------  -----------

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation and amortization (Notes 7 and 10)         1,154,511      544,275
                                                        -----------  -----------

INTANGIBLE ASSETS - net of accumulated
   amortization (Note 8)                                  5,906,125    3,462,446
                                                        -----------  -----------

OTHER ASSETS:
   Deferred income taxes (Note 15)                          493,832         --
   Software development costs                               220,347         --
   Deferred costs                                           189,465         --
   Other assets                                              28,594       54,093
   Deferred offering costs                                     --        125,389
                                                        -----------  -----------
                                                            932,238      179,482
                                                        -----------  -----------
                                                        $22,586,460  $11,313,831
                                                        ===========  ===========

    The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                        1996        1995
                                                                     -----------  ----------
CURRENT LIABILITIES:
   Due to financial institutions (Note 9)                            $ 1,711,429  $4,994,135
   Accounts payable - trade                                            4,518,894   1,618,091
   Accounts and note payable - related party (Note 19)                    81,778     445,700
   Customer deposits (Note 11)                                           881,100        --
   Notes payable - officers and stockholders (Note 14)                   216,076        --
   Due on acquisitions - current portion (Note 2)                        847,172     422,788
   Current portion of capitalized lease obligations (Note 10)            135,159      89,700
   Notes payable (Note 13)                                               404,852        --
   Income taxes payable (Note 15)                                        254,751     149,103
   Accrued expenses and other current liabilities (Note 12)            1,611,587     514,562
                                                                     -----------  ----------
              Total current liabilities                               10,662,798   8,234,079
                                                                     -----------  ----------

LONG-TERM LIABILITIES:
   Capitalized lease obligations - net of current portion (Note 10)      169,854     221,873
   Due on acquisitions - net of current portion (Note 2)               2,109,886     447,522
   Other liabilities                                                      18,750      80,833
                                                                     -----------  ----------
                                                                       2,298,490     750,228
                                                                     -----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY (Note 20):
   Preferred stock - $.01 par value:
     Authorized                -   10,000,000 shares
     Issued and outstanding    -      378,500 shares - 1996                3,785        --
                                                none - 1995                 --          --
   Common stock - $.01 par value:
     Authorized                -   20,000,000 shares
     Issued                    -    6,880,830 shares - 1996               68,808        --
                               -    3,143,203 shares - 1995                 --        31,432
   Common stock to be issued                                              95,873     181,753
   Additional paid-in capital                                         10,438,979   2,013,224
   Retained earnings (deficit)                                          (973,389)    111,999
   Treasury stock, at cost                                                (8,884)     (8,884)
                                                                     -----------  ----------
              Total stockholders' equity                               9,625,172   2,329,524
                                                                     -----------  ----------
                                                                     $22,586,460  $11,313,831
                                                                     ===========  ==========

   The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                PREDECESSOR
                                                                                 SEPTEMBER 1,   -----------
                                                                                    1994         JANUARY 1,
                                                                                 (INCEPTION         1994
                                                YEAR ENDED       YEAR ENDED       DATE) TO           TO
                                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 7,
                                                   1996             1995             1994           1994
                                               ------------     ------------     -----------     -----------
NET SALES (includes sales to related
   parties of $6,411,975 in the Predecessor
   period)                                     $ 42,139,032     $ 30,447,467     $ 1,386,364     $22,948,519

COST OF GOODS SOLD (includes
   purchases from related parties of
   $854,702 in the Predecessor period)           35,789,160       26,688,044       1,321,475      21,570,567
                                               ------------     ------------     -----------     -----------
GROSS PROFIT                                      6,349,872        3,759,423          64,889       1,377,952
                                               ------------     ------------     -----------     -----------
OPERATING EXPENSES:
   Selling, shipping and general and
     administrative expenses (includes
     related party expenses of $129,070
     in the Predecessor period)                   6,747,415        3,069,847         189,772         932,983
   Depreciation and amortization                    261,379          108,421           2,715          32,245
   Amortization of intangibles                      301,870          178,768           8,707           3,667
                                               ------------     ------------     -----------     -----------
                                                  7,310,664        3,357,036         201,194         968,895
                                               ------------     ------------     -----------     -----------
OPERATING INCOME (LOSS)                            (960,792)         402,387        (136,305)        409,057

OTHER EXPENSES (includes interest
   expense to related parties of $34,391
   in 1996) (Note 17)                               831,135          317,945          21,879          59,260
                                               ------------     ------------     -----------     -----------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAX CREDITS                        (1,791,927)          84,442        (158,184)        349,797

PROVISION FOR INCOME TAX
   CREDITS (Note 15)                               (706,539)        (185,741)           --              --
                                               ------------     ------------     -----------     -----------
NET INCOME (LOSS)                              $ (1,085,388)    $    270,183     $  (158,184)    $   349,797
                                               ============     ============     ===========     ===========
INCOME (LOSS) PER
   COMMON SHARE (Note 20)                      $       (.33)    $        .09     $      (.06)            N/A
                                               ============     ============     ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 20)                                      3,527,053        2,927,170       2,500,000             N/A
                                               ============     ============     ===========
PRO FORMA INFORMATION (Note 25):
   Net income as presented                              N/A              N/A             N/A     $   349,797
   Provision for income taxes reflecting
     C corporation status                               N/A              N/A             N/A         139,708
                                                                                                 -----------
   Pro forma net income                                 N/A              N/A             N/A     $   210,089
                                                                                                 ===========

   The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             SEPTEMBER 1, 1994 (INCEPTION DATE) TO DECEMBER 31, 1996
              AND JANUARY 1, 1994 TO DECEMBER 7, 1994 (PREDECESSOR)

                                                                             PREFERRED STOCK               COMMON STOCK
                                                                      ---------------------------   ---------------------------
                                                                         SHARES         AMOUNT         SHARES         AMOUNT
                                                                      ------------   ------------   ------------   ------------
BALANCE AT SEPTEMBER 1, 1994
  (INCEPTION DATE)                                                            --     $       --             --     $       --
     Capital contributions                                                    --             --        5,000,000         50,000
     Net loss for the period September 1, 1994
       to December 31, 1994                                                   --             --             --             --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1994                                                  --             --        5,000,000         50,000
     Reverse stock split (Note 20)                                            --             --       (2,500,000)       (25,000)
     Capital contributions                                                    --             --          643,203          6,432
     Deferred offering costs in connection
       with registration of common stock                                      --             --             --             --
     Common stock to be issued for services
       rendered or to be rendered (Note 20)                                   --             --             --             --
     Repurchase of fractional shares                                          --             --             --             --
     Net income for the year ended December 31, 1995                          --             --             --             --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1995                                                  --             --        3,143,203         31,432
     Sale of securities under Regulation S (Note 20)                       355,825          3,558        140,000          1,400
     Offering costs in connection with sale of securities (Note 20)           --             --             --             --
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp. (Note 2)       350,000          3,500         72,001            720
     Common stock issued for services rendered (Note 20)                      --             --           69,504            695
     Common stock to be issued for services rendered (Note 20)                --             --             --             --
     Reversal of shares authorized in 1995
       for services rendered (Note 20)                                        --             --             --             --
     Conversion of preferred stock into common stock (Note 20)            (327,325)        (3,273)     3,456,122         34,561
     Net loss for the year ended December 31, 1996                            --             --             --             --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1996                                               378,500   $      3,785      6,880,830   $     68,808
                                                                      ============   ============   ============   ============

PREDECESSOR

BALANCE AT JANUARY 1, 1994                                                    --     $       --              100   $      1,000
     Net income for the period January 1, 1994 to December 7, 1994            --             --             --             --
     Dividends                                                                --             --             --             --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 7, 1994                                                   --     $       --              100   $      1,000
                                                                      ============   ============   ============   ============

                                                                         COMMON
                                                                         STOCK        ADDITIONAL      RETAINED
                                                                         TO BE         PAID-IN        EARNINGS       TREASURY
                                                                         ISSUED        CAPITAL        (DEFICIT)       STOCK
                                                                      ------------   ------------   ------------   ------------
BALANCE AT SEPTEMBER 1, 1994
  (INCEPTION DATE)                                                    $       --     $       --     $       --     $       --
     Capital contributions                                                    --        1,850,000           --             --
     Net loss for the period September 1, 1994
       to December 31, 1994                                                   --             --         (158,184)          --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1994                                                  --        1,850,000       (158,184)          --
     Reverse stock split (Note 20)                                            --           25,000           --             --
     Capital contributions                                                    --          337,068           --             --
     Deferred offering costs in connection
       with registration of common stock                                      --         (198,844)          --             --
     Common stock to be issued for services
       rendered or to be rendered (Note 20)                                181,753           --             --             --
     Repurchase of fractional shares                                          --             --             --           (8,884)
     Net income for the year ended December 31, 1995                          --             --          270,183           --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1995                                               181,753      2,013,224        111,999         (8,884)
     Sale of securities under Regulation S (Note 20)                          --        6,966,542           --             --
     Offering costs in connection with sale of securities (Note 20)           --       (2,677,371)          --             --
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp. (Note 2)          --        3,900,780           --             --
     Common stock issued for services rendered (Note 20)                   (45,000)       267,092           --             --
     Common stock to be issued for services rendered (Note 20)              95,873           --             --             --
     Reversal of shares authorized in 1995
       for services rendered (Note 20)                                    (136,753)          --             --             --
     Conversion of preferred stock into common stock (Note 20)                --          (31,288)          --             --
     Net loss for the year ended December 31, 1996                            --             --       (1,085,388)          --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1996                                          $     95,873   $ 10,438,979   $   (973,389)  $     (8,884)
                                                                      ============   ============   ============   ============

PREDECESSOR

BALANCE AT JANUARY 1, 1994                                            $       --     $       --     $    852,402   $       --
     Net income for the period January 1, 1994 to December 7, 1994            --             --          349,797           --
     Dividends                                                                --             --         (300,000)          --
                                                                      ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 7, 1994                                           $       --     $       --     $    902,199   $       --
                                                                      ============   ============   ============   ============

                                                                      TOTAL
                                                                   STOCKHOLDERS'
                                                                     EQUITY
                                                                  ------------
BALANCE AT SEPTEMBER 1, 1994
  (INCEPTION DATE)                                                $       --
     Capital contributions                                           1,900,000
     Net loss for the period September 1, 1994
       to December 31, 1994                                           (158,184)
                                                                  ------------

BALANCE AT DECEMBER 31, 1994                                         1,741,816
     Reverse stock split (Note 20)                                        --
     Capital contributions                                             343,500
     Deferred offering costs in connection
       with registration of common stock                              (198,844)
     Common stock to be issued for services
       rendered or to be rendered (Note 20)                            181,753
     Repurchase of fractional shares                                    (8,884)
     Net income for the year ended December 31, 1995                   270,183
                                                                  ------------

BALANCE AT DECEMBER 31, 1995                                         2,329,524
     Sale of securities under Regulation S (Note 20)                 6,971,500
     Offering costs in connection with sale of securities
       (Note 20)                                                    (2,677,371)
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp.
       (Note 2)                                                      3,905,000
     Common stock issued for services rendered (Note 20)               222,787
     Common stock to be issued for services rendered (Note 20)          95,873
     Reversal of shares authorized in 1995
       for services rendered (Note 20)                                (136,753)
     Conversion of preferred stock into common stock (Note 20)            --
     Net loss for the year ended December 31, 1996                  (1,085,388)
                                                                  ------------

BALANCE AT DECEMBER 31, 1996                                      $  9,625,172
                                                                  ============

PREDECESSOR

BALANCE AT JANUARY 1, 1994                                        $    853,402
     Net income for the period January 1, 1994 to
       December 7, 1994                                                349,797
     Dividends                                                        (300,000)
                                                                  ------------

BALANCE AT DECEMBER 7, 1994                                       $    903,199
                                                                  ============

   The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SEPTEMBER 1,
                                                                                      1994 (INCEPTION
                                                                   YEARS ENDED            DATE) TO
                                                                   DECEMBER 31,         DECEMBER 31,
                                                            -------------------------   -----------
                                                               1996          1995           1994
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $(1,085,388)  $   270,183   $  (158,184)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                            261,379       108,421         2,715
       Amortization of intangibles                              301,870       178,768         8,707
       Deferred income taxes                                   (735,331)     (180,000)         --
       Imputed interest on ManTech acquisition                   58,683          --            --
       Reversal of shares authorized                           (136,753)         --            --
       Other amortization                                          --          30,586          --
       Loss on disposition of property and equipment               --           5,983          --
       Changes in assets and liabilities:
         Due from factor                                       (240,715)     (446,424)         --
         Accounts receivable - trade                         (1,692,909)    1,769,556      (181,975)
         Accounts receivable - non-trade                       (109,018)     (260,050)      492,974
         Inventories                                          2,369,607    (1,846,314)      (69,344)
         Other receivables                                     (157,471)      (92,938)         --
         Notes and loan receivable - other                       19,527          (658)         (417)
         Prepaid expenses and other                             156,144      (155,491)       23,936
         Other assets                                            45,260           220          --
         Accounts payable - trade                             1,533,390       402,578       215,778
         Accounts and note payable - related party             (363,922)      229,308       216,392
         Customer deposits                                      797,303          --            --
         Income taxes payable                                   105,648       149,103          --
         Accrued expenses and other                             581,166       433,191        41,173
         Other liabilities                                      (62,083)         --            --
                                                            -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,646,387       596,022       591,755
                                                            -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of assets pursuant to agreement                   (240,000)     (100,000)   (2,445,665)
   Loans to stockholders                                       (215,900)     (419,680)         --
   Repayments of loans to stockholders                          177,601          --            --
   Other intangibles                                           (586,889)   (1,203,333)      (10,601)
   Purchases of property and equipment                         (383,848)     (237,114)         --
   Software development costs                                  (220,347)         --            --
   Other deferred costs                                        (189,465)         --            --
   Receipt of cash from asset purchase                             --         482,012       891,363
                                                            -----------   -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                        (1,658,848)   (1,478,115)   (1,564,903)
                                                            -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                      6,971,500       368,500     1,900,000
   Deferred offering costs                                   (2,281,195)     (324,233)         --
   Proceeds from notes payable                                  700,000          --            --
   Payments of notes payable                                   (961,098)         --            --
   Due to financial institutions - net                       (3,282,706)    1,514,947    (1,069,607)
   Proceeds from notes payable - officers and stockholders      216,076          --            --
   Payments on capitalized lease obligations                    (25,879)      (28,860)         --
   Payments on due on acquisitions                             (304,787)         --            --
   Purchases of treasury stock                                     --          (8,884)         --
   Advances on line of credit - net                                --        (179,022)      179,022
                                                            -----------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,031,911     1,342,448     1,009,415
                                                            -----------   -----------   -----------

NET CHANGE IN CASH                                            1,019,450       460,355        36,267

CASH - beginning                                                496,622        36,267          --
                                                            -----------   -----------   -----------

CASH - ending                                               $ 1,516,072   $   496,622   $    36,267
                                                            ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                      SEPTEMBER 1,
                                                              YEARS ENDED           1994 (INCEPTION
                                                              DECEMBER 31,             DATE) TO
                                                      ----------------------------    DECEMBER 31,
                                                          1996            1995            1994
                                                      ------------    ------------    ------------
SCHEDULE OF NON-CASH ACTIVITIES:

   Acquisition of Pro Notes, Inc. (Note 2)            $    125,000    $       --      $       --
                                                      ============    ============    ============
   Acquisition of ManTech Solutions Corp. (Note 2)    $  5,736,084    $       --      $       --
                                                      ============    ============    ============
   Deferred offering costs                            $    125,389    $       --      $       --
                                                      ============    ============    ============
   Issuance of note to vendor (Note 13)               $    665,950    $       --      $       --
                                                      ============    ============    ============
   Increase in Natcom purchase price (Note 2)         $    359,435    $       --      $       --
                                                      ============    ============    ============
   Common stock to be issued for services
     rendered (Note 20)                               $     47,873    $       --      $       --
                                                      ============    ============    ============
   Purchase of property and equipment by
     capital leases                                   $     19,319    $    338,033    $       --
                                                      ============    ============    ============
   Offset of note receivable from purchase
     of business (Note 5)                             $       --      $     36,748    $       --
                                                      ============    ============    ============
   Common stock to be issued for services to be
     rendered (Note 20)                               $       --      $    156,753    $       --
                                                      ============    ============    ============
   Payments due on purchase of business (Note 2)      $       --      $    850,310    $       --
                                                      ============    ============    ============
   Issuance of note to related party as part of
     settlement of accounts payable (Note 19)         $       --      $    295,700    $       --
                                                      ============    ============    ============
   Reverse stock split (Note 20)                      $       --      $     25,000    $       --
                                                      ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

   Cash paid for interest                             $    640,082    $    334,327    $      1,660
   Cash paid for income taxes                                5,259           6,540            --

   The accompanying notes are an integral part of the consolidated financial statements

                          AMCOM BUSINESS CENTERS CORP.
                                  (PREDECESSOR)

                             STATEMENT OF CASH FLOWS

                       JANUARY 1, 1994 TO DECEMBER 7, 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   349,797
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     32,245
       Amortization of intangibles                                        3,667
       Changes in assets and liabilities:
         Accounts receivable - trade                                    606,256
         Accounts receivable - affiliate                                (74,668)
         Accounts receivable - non-trade                                 (5,836)
         Inventories                                                    286,438
         Loans receivable - other                                       (25,167)
         Prepaid expenses and other                                      15,899
         Due from related party                                         152,400
         Accounts payable - trade                                       140,790
         Accounts payable - affiliate                                  (130,551)
         Accrued expenses and other                                     (60,621)
                                                                    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,290,649
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit received on asset sale agreement                             300,000
   Purchases of property and equipment                                  (32,004)
   Loans to stockholders and others                                    (302,502)
                                                                    -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (34,506)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to financial institutions - net                                 (247,199)
   Dividends paid                                                      (300,000)
                                                                    -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (547,199)
                                                                    -----------
NET CHANGE IN CASH                                                      708,944

CASH - beginning                                                        182,418
                                                                    -----------
CASH - ending                                                       $   891,362
                                                                    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $    70,471
   Cash paid for income taxes                                              --


   The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Global Intellicom, Inc. (the "Company") was incorporated in the state of Nevada on September 1, 1994.

     Amcom Business Centers Corp. ("AMCOM" or "Predecessor") was incorporated in the state of Pennsylvania on December 18, 1991 and commenced operations on January 1, 1992.

     Basis of Presentation

     The consolidated balance sheets include the accounts of the Company as at December 31, 1996 and 1995. The consolidated statements of operations, cash flows and stockholders' equity include the accounts of the Company for the years ended December 31, 1996 ("1996") and 1995 ("1995") and the period September 1, 1994 (Inception Date) to December 31, 1994 ("Fiscal 1994") as well as the accounts of the Predecessor for the period January 1, 1994 to December 7, 1994 ("1994").

     Business

     The Company, through its wholly-owned subsidiaries listed below, conducts the following business:

     1. NEVCOR TECHNOLOGIES GROUP, INC. ("NEVCOR") (formerly known as AMCOM) - aggregator/distributor of computers, wireless communications products, peripherals and software, and sells to customers throughout the United States.

     2. VIRCOM, INC. ("VIRCOM") - reseller of microcomputers, peripherals, software and wireless communication products, and sells to corporate and other professional end-users throughout the United States.

     3. NATIONAL COMPUTER RESOURCES, INC. ("NATCOM") - Value-added reseller of computer systems consisting primarily of high-end servers and distributes to corporations, school districts and state governmental agencies throughout the United States.

     4. GLOBAL-INSYNC, INC. ("INSYNC") - Manufacturer of made-to-order computer servers and workstations and serves customers in the United States.

     5. SPEECH SOLUTIONS, INC. ("SPEECH SOLUTIONS") - Provider of voice recognition tools and interfaces for speech-activated computer programs and sells to customers in the United States .

     See Note 2.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue Recognition

     Revenue is recognized upon the shipment of products or performance of services.

     Service revenue is recognized only when all significant obligations have been performed.

     Sales Returns and Warranties

     The Company does not provide an accrual for sales returns on damaged merchandise as such costs are borne by the Company's vendors. The Company provides for an amount it estimates will be needed to cover future warranty obligations.

     Sales Incentive Program

     Sales incentive program rebates are amounts received from vendors for promotional programs, price protection programs and cooperative advertising programs, and are recognized as income in the period earned. Amounts receivable from vendors under such programs are classified either as accounts receivable - non-trade or have been offset against amounts due to financial institutions.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Concentrations of Credit Risk

          Accounts Receivable - Trade

          Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained.

          In 1995, NEVCOR, VIRCOM and NATCOM entered into factoring agreements with Century Business Credit Corp. ("Century"). INSYNC entered into a factoring agreement with Century in January 1997 (see Note 3).

          One customer accounted for 42% of accounts receivable at December 31, 1996. At December 31, 1995, there were no major accounts receivable.

          The Company's major customers are as follows:

          1.   1996 - Two customers accounted for 32% of net sales.

          2.   1995 - One customer accounted for 11% of net sales.

          3.   Fiscal 1994 - There were no major customers.

          4.   1994 - One customer of the Predecessor (a related party - see
               Note 19) accounted for 22% of net sales.

          Cash

          The Company maintains cash balances in its banks which at times may exceed the limits of the Federal Deposit Insurance Corp.

     Inventories

     INSYNC values its inventory on an identified cost basis at the lower of cost or market. The other subsidiaries value their inventory at the lower of cost (first-in, first-out) or market.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

          Machinery and equipment          -          2 - 5 years
          Furniture and fixtures           -          2 - 7 years
          Vehicles                         -          2 years
          Leasehold improvements           -          Life of lease

     Expenditures for repairs and maintenance are charged to expense as incurred.

     Intangible Assets

     The excess of the purchase cost over the fair value of net assets acquired in the acquisitions (see Notes 2 and 8) is included in intangible assets and is being amortized over fifteen years on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to Be Disposed Of." The Company periodically reviews goodwill to assess recoverability based upon undiscounted expected future cash flows for each subsidiary. Testing for such recoverability in each reporting period may not be cost effective or even possible and in such cases, the Company will test assets for impairment if a triggering event occurs (events or changes in circumstances such that the carrying amount of the assets may not be recoverable). Impairments would be recognized if a permanent diminution in value were to occur.

     Computer Software

     The costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include labor and related overhead.

     Amortization of capitalized software development costs begins when the product is available for general release (March 1997). Amortization is provided on a product-by-product basis using the straight-line method over three years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product will be expensed immediately.

     At December 31, 1996 and 1995, unamortized capitalized software development costs were $220,347 and $-0-, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

     The Predecessor (AMCOM) elected to be taxed as an S corporation for federal and state tax purposes, with all income and tax credits passing directly to the stockholders. As such, no provision had been made for income taxes.

     Income (Loss) Per Common Share

     Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the reverse stock split in July 1995 (see Note 20) as if it had occurred as of the beginning of the period for which income (loss) per share is presented. In 1996, net loss was adjusted to reflect the cumulative undeclared dividend on Series 3 Convertible Preferred Stock (see Note 20).

     Reclassifications

     Certain 1995 amounts were reclassified to conform to the 1996 presentation.

NOTE 2 - ACQUISITIONS

     AMCOM Business Centers Corp.

     On October 28, 1994, the Company purchased certain net assets of AMCOM subject to certain liabilities and obligations. This transaction was accounted for as a purchase. On December 8, 1994, AMCOM began operations as a wholly-owned subsidiary of the Company. In March 1997, AMCOM changed its name to NEVCOR.

     The total purchase price of the net assets originally consisted of the following:

     1.   $300,000 upon execution of the agreement.

     2.   $1,924,000 at closing.

     3.   A contingent payment of $3,056,000 based upon the following:

          a. 1% of gross sales (as defined below) of AMCOM from January 1, 1994 to December 7, 1994.

          b. During the next twelve months, 1% of NEVCOR's gross sales, if achieved, payable quarterly.

          c. Thereafter, until fully paid, 1% of NEVCOR's gross sales, if achieved, payable monthly.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     In March 1996, a Settlement Agreement and Mutual Release ("Agreement") was signed amending the amount and payment terms of the contingent payment as follows:

     1. The balance of the contingent payment was deemed to be $2,549,877 at March 31, 1996.

     2. The balance owed on the note issued by the Sellers in conjunction with the asset purchase ($36,748) was deemed to be repaid and intangible assets adjusted accordingly.

     3.   The contingent payment would be paid as follows:

          a.   No payments due from January 1, 1995 through March 31, 1996.

          b. From April 1, 1996 through December 31, 1996, 1/2% of NEVCOR's gross sales (as defined below), if achieved, payable quarterly.

          c. Thereafter, until fully paid, 1/2% of NEVCOR's gross sales, if achieved, payable monthly.

     In addition, the Agreement called for the following to be performed on or before April 19, 1996:

     1. The Company paid to a corporation related to the prior AMCOM stockholders ("Sellers") rent owed in the amount of $21,512.

     2. The Company paid to the Sellers $120,000 representing the estimated income tax reimbursement per the asset purchase agreement (see below).

     3.   The Sellers forgave $65,168, representing amounts owed by the Company.

     Gross sales, as defined in the asset purchase agreement, is total revenue from sales after deductions for trade discounts and allowances, uncollectible accounts, sales taxes, duties, shipping and insurance and sales returns.

     The asset purchase agreement required the Company to reimburse the Sellers for all income taxes incurred by them with respect to their distributive share of AMCOM's taxable income for the period January 1, 1994 through the closing date. Management estimated that the aggregate amount of this obligation was $120,000 at December 8, 1994. This amount was reflected in goodwill. A non-competition agreement for a period of three years ending December 8, 1997 was entered into between the Sellers and the Company, and $10,000 of the purchase price was allocated to the covenant.

     The Company is a defendant in an action brought by the Sellers seeking an additional $93,500 of income taxes incurred by them with respect to their distributive share of AMCOM's taxable income for the period January 1, 1994 through the closing date. The Sellers are also seeking interest and costs. The Company has indicated that the tax obligation to the Sellers has been paid in full. This matter is in the discovery stage and the Company intends to vigorously defend this matter.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     National Computer Resources, Inc.

     On September 28, 1995, the Company purchased all of the issued and outstanding stock of NATCOM. The transaction was pursuant to a stock purchase agreement between the Company and the individual stockholders of NATCOM and was accounted for as a purchase.

     The total purchase price of $933,000 consists of:

          1.   $100,000 in cash upon execution of the agreement (closing date).

          2.   Installment payments of $833,000 payable as follows:

               a.   $50,000 due six months after the closing date.

               b.   $150,000 due one year after the closing date.

               c. $79,000 due at end of each of the next seven quarters following the one year anniversary of the closing date.

               d. $80,000 due following the three year anniversary of the closing date.

     In March 1996 and March 1997, the purchase price was amended as follows:

          1.   $933,000 as described above.

          2. An increase to the purchase price of $48,678 payable for 1995 to three prior NATCOM stockholders (see Note 18).

          3.   An increase to the purchase price of $359,435 payable as follows:
               $212,658 payable in six equal monthly installments of $35,443 commencing in July 1997 and $146,777 payable subject to available actual cumulative income before taxes (see Note 18).

     The payments may be subject to certain adjustments for prior income taxes due by the Sellers.

     The following condensed balance sheet reflects the purchase of the stock of NATCOM on September 28, 1995:

               Current assets                          $ 861,850
               Property and equipment                     10,848
               Intangible assets, including excess
                  cost of acquisition over net
                  tangible assets acquired               847,966
               Other assets                                  220
               Liabilities assumed                      (869,974)
               Common stock                                 (600)
                                                       ---------
                                                       $ 850,310
                                                       =========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     ManTech Solutions Corp.

     On September 16, 1996, INSYNC entered into a contract with ManTech Solutions Corp. ("MSOL"), a wholly-owned subsidiary of ManTech International Corp. (ManTech) to purchase substantially all of its assets, subject to certain liabilities. The acquisition was effective on September 1, 1996 and was accounted for as a purchase.

     The purchase price was $5,736,084 and was paid as follows:

     1. The issuance of 350,000 shares of Series 3 Cumulative Preferred Stock, with a 6% annual dividend, convertible at a value of $10 per share to restricted shares of common stock. Such preferred stock was valued at $3,500,000.

     2.   The issuance of a 9% promissory note for $1,486,084.

     3.   The issuance of a 9% promissory note for $470,000.

     4. The issuance of 49,778 restricted shares of common stock, valued at $280,000.

     The following condensed balance sheet reflects the purchase of the net assets of MSOL on September 16, 1996:

               Current assets                        $ 6,242,898
               Property and equipment                    468,448
               Excess cost of acquisition over
                 net tangible assets acquired          1,637,996
               Other assets                               19,761
               Liabilities assumed                    (2,633,019)
                                                     -----------
                                                     $ 5,736,084
                                                     ===========

     Pro Notes, Inc.

     On October 18, 1996, SPEECH SOLUTIONS entered into a contract with Pro Notes, Inc. to purchase certain of its assets. This transaction was accounted for as a purchase.

     The purchase price consists of the following:

     1.   $200,000 paid at closing.

     2. Four quarterly payments of $31,250 on January 15, 1997, April 15, 1997, July 15, 1997 and October 15, 1997.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     Pro Notes, Inc. (Continued)

     In addition, for the five years ended September 30, 2001, SPEECH SOLUTIONS is to make quarterly contingent payments equal to 3% of its gross sales. Such payments will be limited to aggregate cumulative income before interest and income taxes ("ACIBIT"). As such, if the making of a payment reduces ACIBIT to zero or below, the payment will be limited only to that portion which would bring ACIBIT to zero and the balance would be deferred until the date of the next payment. At December 31, 1996, the contingent payment owed to SPEECH SOLUTIONS was deemed to be immaterial and is not reflected in the financial statements.

     Pro Notes is entitled to receive minimum payments totalling $195,000 by the end of the fifth year. In the event that the aggregate amount of payments is less than $195,000, such deficiency must be paid. In addition, if the sum of $525,000 plus the above stated contingent payments is less than $1,950,000, SPEECH SOLUTIONS shall continue to make contingent payments for an additional period, not to exceed five years, until such time as the sum reaches $1,950,000. Such contingent payments are limited to ACIBIT as described above.

     The following condensed balance sheet reflects the purchase of the certain assets of Pro Notes, Inc. on October 18, 1996:

               Intangible assets, including excess
                 cost of acquisition over net tangible
                 assets acquired                            $365,000
                                                            ========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     Due on Acquisitions

     Due on acquisitions at December 31, consists of the following:

                                                                                      1996        1995
                                                                                   ----------  ----------
        9% promissory note for $1,486,084 payable to MSOL
          ("First Note").  Interest begins accruing on March 16, 1997.
          Interest was imputed at 9% for the period September 16, 1996
          (date of issuance) to March 15, 1997.  Payments are to be
          made forty-five days after each fiscal quarter, commencing with the quarter ended June 30, 1997.  The payments are
          calculated as follows:
          1.  2% of net sales (gross sales less sales discounts,
              returns and allowances) of INSYNC
          2.  If at the end of four quarters ended June 30th
              (commencing in 1998), the sum of the quarterly payments is less than the interest accrued over the previous four quarters plus ten percent (10%) of the original principal of the note ($148,608), an adjustment payment will be made to cover such shortfall
          The note is guaranteed by the Company.                                   $1,463,794  $     --

        9% promissory note for $470,000 payable to MSOL with substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001 or upon the payment of the First
          Note. Interest begins accruing on March 16, 1997. Interest was imputed at 9% for the period September 16, 1996 (date of issuance) to March 15,
          1997.
          The note is guaranteed by the Company.                                      462,950        --

        AMCOM contingent payments                                                      28,230        --

        Installment payments due to prior NATCOM
          stockholders with interest imputed at 10%                                   877,084     750,310

        Installment note payable to Pro Notes, Inc.                                   125,000        --

        Estimated income tax reimbursement due to prior
          AMCOM stockholders                                                             --       120,000
                                                                                   ----------  ----------

                                                                                    2,957,058     870,310
        Less:  Current portion                                                        847,172     422,788
                                                                                   ----------  ----------
                                                                                   $2,109,886  $  447,522
                                                                                   ==========  ==========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 2 - ACQUISITIONS (CONTINUED)

     Future minimum maturities of notes payable - acquisition are as follows:

                  1997                                 $  847,172
                  1998                                    331,750
                  1999                                    148,608
                  2000                                    148,608
                  2001                                  1,017,969
               Thereafter                                 462,951
                                                       ----------
                                                       $2,957,058
                                                       ==========

     Imputed interest on the MSOL notes and NATCOM installment payments amounted to $143,168 and $-0- for 1996 and 1995, respectively.

NOTE 3 - DUE FROM FACTOR

     On May 26, 1995, NEVCOR and VIRCOM and on October 30, 1995, NATCOM collectively entered into factoring agreements with Century Business Credit Corporation ("Century") whereby the companies sell their trade receivables without recourse if a customer's credit is approved. Certain dollar limitations may be established for a customer. Receivables sold without credit approval or in excess of a specified credit limit are subject to recourse in the event of non-payment by the customer.

     Other terms of these agreements include the following:

     1. Factoring commissions are six tenths of one percent (.6%) of sales (minimum of $4.50 per sales invoice) based upon maximum selling terms of sixty days. The commission shall increase by 1/4% for each additional thirty days or portion thereof of extended selling terms or additional dating. Interest on advances will be charged at 1-1/2% above prime.

     2. The minimum aggregate annual commissions payable under the agreement shall be $200,000.

     3. Century has been granted a first priority security interest in, a general lien on and/or a right of set-off of trade receivables and general intangibles of NEVCOR, VIRCOM and NATCOM. In addition, Century has received a security interest in inventory and tangible assets of the Company's subsidiaries. Such additional security interest will be subordinate to the one granted to the financial institution with which the Company's subsidiaries have loan and security agreements (see Note
          9).

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 3 - DUE FROM FACTOR (CONTINUED)

     4. Century has received the personal guarantees of two directors of the Company. In addition, Century has received cross-corporate guarantees of the Company and NEVCOR, VIRCOM and NATCOM.

     5. The agreement expires in May 1997 and is automatically renewed from year to year unless terminated by either party at least sixty days prior to the scheduled expiration date.

     In 1996 and 1995, the Company factored $29,770,349 and $18,840,108 of its sales, respectively. At December 31, 1996 and 1995, outstanding receivables amounted to $3,940,056 and $2,171,988, respectively.

     On January 22, 1997, INSYNC entered into a factoring agreement with Century. Factoring commissions will be equal to six tenths of one percent of sales (.6%) and interest on advances will be charged at 1-1/2% above prime.

     The Companies have a tri-party agreement with Century and a financial institution (see Note 9) wherein Century, on behalf of the Companies, wires funds to the financial institution for payment of vendors' invoices relating to floorplanned inventory.


NOTE 4 - INVENTORIES

     Inventories at December 31, consist of the following:

               Finished goods                          $3,304,193
               Work-in-progress                           500,858
               Raw materials                            1,485,995
                                                       ----------
                                                       $5,291,046
                                                       ==========

     See Note 9.

NOTE 5 - NOTE AND LOANS RECEIVABLE - OTHER

     This amount included a $50,000 demand note from the Company's vice-chairman bearing interest at 10% per annum. In 1996, it was determined that the note should not have been included in the assets purchased from AMCOM, and as such, was charged to goodwill.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 6 - NOTES RECEIVABLE - OFFICERS AND STOCKHOLDERS

     Notes receivable - stockholders at December 31, consists of the following:

                                                                                    1996      1995
                                                                                  --------  --------
        Note receivable from an officer/stockholder bearing interest at 1% over prime, principal and accrued interest to be paid on
          December 31, 1997.                                                      $457,979  $   --
        7% note receivable from an officer/stockholder to be paid as follows:
          the note was to be reduced by 25% of net profits for each quarter in fiscal 1996 in which the Company reported a profit on its Form 10-Q, and any outstanding principal and accrued interest no later than
          December 31, 1996. No quarterly profits were reported during 1996. The balance owed on the note at December 31, 1996 and any additional funds advanced net of repayments made in 1996 were rolled over into a new
          note (see above)                                                            --     242,079
        7% note receivable from an officer/stockholder paid in full in 1996           --     177,601
                                                                                  --------  --------
                                                                                  $457,979  $419,680
                                                                                  ========  ========

     Interest income amounted to $43,492 and $12,217 for 1996 and 1995, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consists of the following:

                                                     1996        1995
                                                  ----------  ----------

        Machinery and equipment                   $  753,243  $  128,247
        Furniture and fixtures                       402,446     121,914
        Vehicles                                      11,774      11,774
        Leasehold improvements                       124,146      50,073
        Property and equipment under capital
          lease (Note 10)                            231,081     345,103
                                                  ----------  ----------
                                                   1,522,690     657,111
        Less:  Accumulated depreciation and
                 amortization                        368,179     112,836
                                                  ----------  ----------
                                                  $1,154,511  $  544,275
                                                  ==========  ==========

     Depreciation and amortization amounted to $261,379, $108,421, $2,715 and $32,245 for 1996, 1995, Fiscal 1994 and 1994, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 8 - INTANGIBLE ASSETS

     Intangible assets at December 31, consist of the following:

                                                   1996          1995
                                                ----------    ----------

        Goodwill                                $6,384,713    $3,639,163
        Non-compete agreement                       10,000        10,000
                                                ----------    ----------
                                                 6,394,713     3,649,163
        Less: Accumulated amortization             488,588       186,717
                                                ----------    ----------
                                                $5,906,125    $3,462,446
                                                ==========    ==========

     Amortization amounted to $301,870, $178,040, $8,707 and $-0- for 1996,
     1995, Fiscal 1994 and 1994, respectively.

NOTE 9 - DUE TO FINANCIAL INSTITUTIONS

     The Company has a loan and security agreement with a financial institution providing for an inventory floorplanning credit line of $8,000,000. The line is collateralized by the assets of NEVCOR, VIRCOM and NATCOM. The agreement expires on December 8, 1997 and is automatically renewed from year to year unless terminated by either party.

     At December 31, the line of credit included the following:

                                                     1996        1995
                                                  ----------  ----------

        Due to financial institution              $3,061,728  $5,965,125
        Less: Claims receivable from
                vendors for credits due            1,350,299     970,990
                                                  ----------  ----------
                                                  $1,711,429  $4,994,135
                                                  ==========  ==========
        Outstanding purchase
          commitments (see Note 18)               $2,510,000  $4,420,000
                                                  ==========  ==========

     The Predecessor had an agreement with a different financial institution to provide financing for inventory purchased from vendors. The agreement provided for purchases up to $6,000,000.

     The weighted average interest rate was 4.7%, 2.1%, 6.4% and 1.1% for 1996, 1995, Fiscal 1994 and 1994, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 10 - OBLIGATIONS UNDER CAPITALIZED LEASES

     Minimum future lease payments under capitalized leases at December 31, 1996 are as follows:

        Year Ending December 31:
        ------------------------

                 1997                                           $169,431
                 1998                                            151,260
                 1999                                             29,257
                 2000                                             12,506
                 2001                                              1,283
                                                                --------
        Total minimum lease payments                             363,737
        Less: Interest                                            58,724
                                                                --------
        Present value of net minimum
           lease payments                                       $305,013
                                                                ========

     The capitalized leases have effective interest rates of 9.2% to 15.3%. Interest expense amounted to $39,626, $4,008, $-0- and $-0- for 1996, 1995,
     Fiscal 1994 and 1994, respectively.

NOTE 11 - CUSTOMER DEPOSITS

     Customer deposits include amounts received for merchandise shipped and invoiced in January 1997.

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, consist of:

                                                   1996          1995
                                                ----------    ----------

        Sales taxes payable (A)                 $  415,531    $   26,242
        Warranty reserve                           100,000          --
        Accrued payroll                            135,666        49,532
        Accrued commissions                        104,886        79,841
        Accrued professional fees                  132,388        23,609
        Accrued offering costs                     159,724        37,524
        Other accrued expenses                     106,195       102,055
        Deferred rent                              147,670        85,189
        Accrued interest                            84,201          --
        Deferred revenue                            11,718        18,444
        Other                                      213,608        14,669
        Acquisition fees payable                      --          55,833
        Accrued property and equipment                --          21,624
                                                ----------    ----------
                                                $1,611,587    $  514,562
                                                ==========    ==========

     (A) The Company's VIRCOM subsidiary did not file its Pennsylvania sales tax returns. Sales tax payable includes a balance of $314,027 owed for the period January 1, 1996 through December 31, 1996.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 13 - NOTES PAYABLE

     Notes payable consist of two promissory notes payable to a vendor bearing interest at 18% per annum, payable in monthly installments including interest of $61,055 through July 1997 and $2,625 through September 1997. At December 31, 1996, the balance due on the notes amounted to $404,852.

     In addition, in June 1996, the Company borrowed $500,000 through the issuance of a convertible subordinated promissory note bearing interest at 24% per annum. The note was repaid in September 1996.

     Interest on the above notes totalled $71,218 in 1996.

NOTE 14 - NOTES PAYABLE - OFFICERS AND STOCKHOLDERS

     Notes payable - officers and stockholders at December 31, consists of the following:

                                                                 1996     1995
                                                               --------  ------
        Note payable to an officer/stockholder bearing
           interest at 1% over prime, principal and accrued
           interest to be paid on December 31, 1997            $126,076  $ --
        10% promissory notes payable to two directors
           and one stockholder to be paid as follows: $65,000
           in April 1997 and $25,000 in May 1997                 90,000    --
        6% promissory note in the amount of $200,000
           payable to a limited partnership controlled by a
           director, issued in January 1996 and paid in
           November and December 1996                              --      --
                                                               --------  ------
                                                               $216,076  $ --
                                                               ========  ======

     Interest amounted to $16,139 in 1996. At December 31, 1996, the Company owed $6,218 in interest on the three one-year notes.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 15 - INCOME TAXES

     All company operations are located in the United States. As such, income
     (loss) before provision for income tax credits and the provision for income taxes (tax credits) are generated from domestic sources.

                                                                            Fiscal
                                                 1996          1995          1994
                                             -----------   -----------   -----------
        Income (loss) before provision
          for income tax credits             $(1,791,927)  $    84,442   $  (158,184)
                                             ===========   ===========   ===========

        The components of the provision for
          income tax credits by taxing
          jurisdiction are as follows:

            Federal:
               Current                       $      --     $      --     $      --
               Deferred                         (573,558)     (180,000)         --
                                             -----------   -----------   -----------
                                                (573,558)     (180,000)         --
                                             -----------   -----------   -----------
            States:
               Current                            28,792        (5,741)         --
               Deferred                         (161,773)         --            --
                                             -----------   -----------   -----------
                                                (132,981)       (5,741)         --
                                             -----------   -----------   -----------
                                             $  (706,539)  $  (185,741)  $      --
                                             ===========   ===========   ===========

     The major components of deferred tax assets at December 31, are as follows:

                                                    1996        1995
                                                 ----------  ----------

Net operating loss carryforwards                 $  988,641  $  176,500
Allowance for doubtful accounts                      61,637      23,200
Inventory reserve                                    91,030        --
Warranty reserve                                     43,000        --
Financial/tax adjustments - NATCOM - cash basis        --       (19,700)
                                                 ----------  ----------
                                                 $1,184,308  $  180,000
                                                 ==========  ==========

     At December 31, 1996 and 1995, no valuation allowance was provided as the deferred tax assets were considered realizable considering current sales trends and estimates of future income.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 15 - INCOME TAXES (CONTINUED)

     A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 35% and the provision for income taxes are as follows:

                                                                                  Fiscal
                                                           1996        1995        1994
                                                         ---------   ---------   ---------
        Income tax expense at statutory rate             $(609,255)  $  29,555   $    --
        Net operating loss carryforwards                   609,255        --          --
        State income taxes (tax credits)                    28,792      (5,741)       --
        Deferred income tax credits                       (735,331)   (180,000)       --
        Financial/tax adjustments - NATCOM - cash basis       --       (29,555)       --
                                                         ---------   ---------   ---------
        Provision for income tax credits                 $(706,539)  $(185,741)  $    --
                                                         =========   =========   =========

     A reconciliation for 1994 was not prepared as the Predecessor was an S corporation.

     At December 31, 1996, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $2,361,459 expiring in 2009 and 2010.

     Income taxes payable include NATCOM's 1995 federal and New Jersey liabilities, including penalties and interest, are as follows:

                Federal                           $  201,953
                New Jersey                            38,948
                                                  ----------
                                                  $  240,901
                                                  ==========

NOTE 16 - ECONOMIC DEPENDENCE

     In 1996 and 1995, the Company purchased 53% and 84% of its inventory from two vendors, and 81% and 68% of its inventory from one vendor in Fiscal 1994 and 1994, respectively. Management believes that, if necessary, other suppliers could provide similar products on comparable terms. However, a change in suppliers could delay the shipment of product, resulting in a loss of sales which may affect operating results.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 17 - OTHER EXPENSES

     Other expenses consist of the following:

                                                            Fiscal
                                    1996         1995        1994        1994
                                 ---------    ---------    --------    --------

Interest expense                 $ 782,966    $ 312,353    $ 22,296    $ 65,137
Interest income                    (67,144)     (24,994)       (417)     (5,877)
Deferred financing costs           115,313       30,586        --          --
                                 ---------    ---------    --------    --------
                                 $ 831,135    $ 317,945    $ 21,879    $ 59,260
                                 =========    =========    ========    ========

NOTE 18 - COMMITMENTS

     Leases

     The Company rents real property under leases expiring through August 2005. Certain of the leases stipulate payments of operating expenses.

     Future minimum rental payments required are as follows:

          Year Ending December 31,
          ------------------------

                   1997                        $    788,895
                   1998                             459,819
                   1999                             401,515
                   2000                             243,881
                   2001                             170,181
                Thereafter                          680,724
                                               ------------
                                               $  2,745,015
                                               ============

     Rent expense amounted to $544,920, $229,479, $8,326 and $129,070 for 1996,
     1995, Fiscal 1994 and 1994, respectively.

     Purchase Commitments

     The Company had outstanding purchase commitments to its major vendors which were guaranteed under its floorplanning credit line by one of the financing companies. Such commitments represent approved orders for the purchase of inventory and were not in excess of normal business requirements. Such commitments amounted to approximately $2,510,000 and $4,428,000 at December 31, 1996 and 1995, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 18 - COMMITMENTS (CONTINUED)

     Employment Agreements

     In January 1994, the Company entered into an employment contract with one of its officers for the period January 1, 1995 through December 31, 1997. Compensation under the agreement is as follows:

                           1995                     $  175,000
                           1996                        190,000
                           1997                        210,000

     In addition, the agreement provides for perquisites including various insurance coverages, an automobile, expense reimbursements, etc.

     In May 1995, the Company entered into an employment agreement with another of its officers for calendar year 1995 at a salary of $137,000. The agreement was not renewed in 1996.

     Compensation under these agreements amounted to $190,000 and $307,641 for 1996 and 1995, respectively.

     In conjunction with the purchase of the stock of NATCOM (see Note 2), the Company entered into employment agreements with two of NATCOM's key employees and a consulting agreement with a former key employee of NATCOM. The agreements expire in September 2001 but can be extended to September 2005 at the option of the employees if certain conditions are met.

     Compensation under the three agreements is as follows:

     1.  Total base compensation of $325,000 per year.

     2. A fixed percentage payment ("FPP") based on revenue (as defined). Payments relating to 1995 and 1996 are considered to be part of the purchase price of NATCOM's stock (see Note 2).

     3.  Bonus Payments as follows:

                         Year
                         ----

                           1                        $       -
                           2                             450,000
                           3                             450,000
                           4                             450,000
                           5                             900,000
                           6                           1,215,000
                                                    ------------
                                                    $  3,465,000
                                                    ============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 18 - COMMITMENTS (CONTINUED)

     The FPP's and bonus payments are limited to actual cumulative income before taxes ("ACIBT") (except in Year 1, in which the FPP's are not limited to ACIBT). As such, if the making of an FPP and/or a bonus payment reduces ACIBT to zero or below, the FPP will be limited only to that portion which would bring ACIBT to zero and the balance would be deferred until the date of the next FPP. Bonus payments in excess of ACIBT are not deferred.

     Compensation amounted to $329,166 and $81,250 for 1996 and 1995, respectively.

     In conjunction with the purchase of certain assets of Pro Notes, Inc. the Company entered into an employment agreement with a key employee of SPEECH SOLUTIONS for the period October 18, 1996 to October 17, 2001. Compensation under the agreement is as follows:

                         Year
                         ----

                           1                        $  100,000
                           2                           110,000
                           3                           120,000
                           4                           130,000
                           5                           140,000

     In addition, for the five years ended December 31, 2001, SPEECH SOLUTIONS is to make quarterly contingent payments equal to 2% of its gross sales. Such payments will be limited to ACIBIT as well as by the contingent payments to Pro Notes, Inc.

     The individual is entitled to receive minimum payments totalling $130,000 by the end of the fifth year. In the event that the aggregate amount of payments is less than $130,000, such deficiency must be paid. In addition, if the total amount of the contingent payments is less than $950,000, SPEECH SOLUTIONS shall continue to make contingent payments for an additional period, not to exceed five years, until such time as the payments total $950,000. Such contingent payments are subject to the same limitations as described above.

     Compensation amounted to $20,128 for 1996.

     Finders Fees

     In connection with the acquisition of Pro Notes, Inc., the Company assumed finders fees payable to two individuals totalling $160,000. The amount is payable in twelve equal quarterly installments of $13,333 commencing in January 1997. The payments are limited to ACIBIT as well as by the contingent payments to Pro Notes, Inc. (see Note 2) and to an officer of SPEECH SOLUTIONS (see above). Amounts due in excess of the above calculation would be deferred until the date of the next payment but no payments are required for amounts owing after October 15, 2006.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 18 - COMMITMENTS (CONTINUED)

     Consulting Agreement

     In January 1996, the Company entered into a letter agreement with one of its board members whereby such board member would provide consulting services to the Company for the period January 1, 1996 through December 31, 1999. Consulting fees under the agreement are $60,000 per year. Such fee was waived by the board member in 1996.

     Additional Benefit Plan

     In 1995, the Company entered into an Additional Benefit Plan (the "Plan") providing cash and stock benefits for certain key employees
     ("Participants"). Such benefits are based solely on the consolidated financial performance of NEVCOR and VIRCOM during the period from January 1, 1995 to December 31, 1997.

     The Plan provides at the conclusion of each of the 1995, 1996 and 1997 calendar years, that if the income before taxes of NEVCOR and VIRCOM determined on a consolidated basis equals or exceeds $699,000, $3,626,000, and $6,762,000, respectively, the Company will award a cash bonus of $100,000 for 1996, $250,000 for 1997 and $500,000 for 1998 to be
     distributed among the Participants for the relevant year in such proportions as described in the Plan.

     The Plan also provides for the following:

     1. If income before taxes in any year exceeds the applicable target for such year, the Company shall award one hundred percent (100%) of the applicable bonus, plus an additional cash award in an amount equal to
         (i) a fraction, expressed as a percentage, where the numerator is the dollar amount by which income before taxes in the applicable year exceeded the applicable target for such year, and the denominator is the applicable target for such year, multiplied by (ii) the applicable bonus for such year.

     2. In any year in which seventy-five percent (75%) or more of the applicable target is achieved, the Company shall award one hundred percent (100%) of the applicable bonus.

     3. In any year in which at least fifty percent (50%) but less than seventy-five percent (75%) of the applicable target is achieved, the Company shall award fifty percent (50%) of the applicable bonus.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 18 - COMMITMENTS (CONTINUED)

     Additional Benefit Plan (Continued)

     4. In any plan year in which less than fifty percent (50%) of the applicable target is achieved, the applicable bonus shall not be awarded.

     In addition to the award of cash bonus compensation, the Plan provides that the Participants shall collectively be entitled to earn an award of 500,000 shares of the Company's common stock, if income before taxes on a cumulative basis for the 1995, 1996 and 1997 calendar years equals or exceeds $8,315,250. The stock award, if earned, will be divided for issuance among the Participants, in such proportions as described in the Plan.

     The Plan also provides that in the event that one of the following events occurs prior to December 31, 1997, the Company's Vice-Chairman shall be entitled to receive a stock award of up to 300,000 shares of the Company's common stock:

     1. Merger, consolidation, reorganization or share exchange with or into any other corporate entity.

     2. Sale or transfer of all or substantially all of the assets of its operating subsidiaries.

     3. The Company and/or its stockholders enter into an agreement for the sale of fifty percent (50%) or more of the Company's outstanding common stock where the net proceeds of such a sale are not less than $10,000,000.

     4. The Company undertakes a registered public offering of its common stock (other than the registration of common stock distributed to the stockholders of a corporate stockholder) pursuant to which the Company receives net proceeds of not less than $10,000,000.

     Such shares will be valued based upon the market price of the Company's traded securities and such amount will be charged against operations in the period in which the common stock was issued.

     The Plan also provides for the forfeiture of cash or common stock awards, and the termination of all other rights, if the Participant's employment with the Company or its subsidiaries is terminated for any reason other than death or disability, or if the Participant breaches or threatens to breach any of the non-competition, non-solicitation or non-disclosure covenants contained in his respective employment agreement.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 18 - COMMITMENTS (CONTINUED)

     Additional Benefit Plan (Continued)

     If a Participant's employment is terminated as a result of death or disability, then the Participant, or the Participant's estate or personal representative, as the case may be, shall continue to participate in bonus compensation and common stock awards through the end of the calendar year during which the Participant's employment terminated.

     No shares have been issued under the Plan in 1996, 1995 and Fiscal 1994.

NOTE 19 - RELATED PARTY TRANSACTIONS

     Company

     The Company's outside corporate counsel was a stockholder of the Company. For 1995 and Fiscal 1994, the Company incurred legal fees of approximately $804,000 and $247,000, respectively. At December 31, 1995 and 1994, the Company owed $696,085 and $216,392, respectively.

     On February 16, 1996, the Company signed a letter agreement agreeing to pay $464,000 in full satisfaction of outstanding legal fees, unbilled time charges and disbursements as follows:

     1.  $150,000 upon the signing of the agreement.

     2.  A $314,000 promissory note payable in four installments as follows:
         $75,000 on May 25, 1996, August 25, 1996 and November 25, 1996 and
         $89,000 on December 31, 1996. As the promissory note did not bear interest, an interest rate of 10% was imputed. In addition, if an Event of Default occurs, the Company would be required to repay $232,085 on December 31, 1996. Such amount represents the fees forgiven in the settlement. At December 31, 1996 and 1995, the Company owed $81,778 and $445,700, respectively.

     One of the Company's former attorneys who later became an officer provided outside legal services in 1996. Fees incurred totalled $179,844.

     In 1995, the Company purchased property and equipment based upon an independent appraisal in the amount of $73,850 from the Chairman of the Board.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 19 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Predecessor

     The Predecessor purchased inventory from and sold inventory to two corporations wholly-owned by the related party of the Predecessor. In addition, the Predecessor charged one of the corporations for its share of operating expenses including salaries, rent, utilities, etc. Transactions between the Predecessor and its affiliates in 1994 are summarized below:

              Arch Associates, Inc.:
                Accounts receivable                         $        23,430
                Due to affiliate                                    (13,955)
                Sales to affiliate                                1,276,761
                Purchases from affiliate                            806,043

              DPSI, Inc.:
                Accounts receivable                         $       397,832
                Sales to affiliate                                5,135,214
                Purchases from affiliate                             48,659

NOTE 20 - STOCKHOLDERS' EQUITY

     Preferred Stock

     On May 30, 1995, the Company authorized the issuance of 10,000,000 shares of preferred stock, $.01 par value. Preferred stock consists of the following:

         Series 1 Convertible Preferred Stock (Series 1 Preferred)

         Series 1 Preferred stockholders have a liquidation preference of $10 per share. Series 1 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the lower of seventy percent (70%) of the market price of common stock on the day of conversion or $3.50. Series 1 Preferred has no voting rights.

         Pursuant to a subscription agreement in July 1996, 330,000 Series 1 Preferred shares were issued in connection with the sale of securities under an exemption pursuant to Regulation S promulgated under the Securities Act of 1933. In 1996, 307,500 shares of Series 1 Preferred were converted into 1,836,777 shares of common stock. The balance of the Series 1 Preferred shares were converted in 1997 into 163,580 shares of common stock.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Preferred Stock (Continued)

         Series 2 Convertible Preferred Stock (Series 2 Preferred)

         Series 2 Preferred stockholders have a liquidation preference of $1,000 per share. Series 2 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the lower of sixty-five percent (65%) of the market price on the day of conversion or $4.03125. Series 2 Preferred has no voting rights.

         In August 1996, 825 Series 2 Preferred shares were issued in connection with the sale of securities under an exemption pursuant to Regulation
         S. In 1996, all of the shares of Series 2 Preferred were converted into 382,743 shares of common stock.

         Series 3 Convertible Preferred Stock (Series 3 Preferred)

         The Series 3 Preferred stockholders have a liquidation preference of $10 per share and are entitled to receive, when declared by the board of directors, cumulative dividends at an annual rate of 6% of the liquidation preference ($.60 per share). Such dividends shall be payable on a semi-annual basis commencing on June 30, 1997 and shall have preference to dividends on any other class of common or preferred stock. Series 3 Preferred has no voting rights except as described below:

         1. On each second Dividend Payment Date that quarterly dividends on Series 3 Preferred Stock shall not have been paid in full as required herein (a "Dividend Default"), then and in each such event, the holder of shares of Series 3 Preferred shall be entitled to elect such number of directors ("Special Directors") as set forth below, hereof, at the next annual meeting of stockholders of the Company. The holders of all shares otherwise entitled to vote for directors, voting separately as a class, shall be entitled to elect the remaining members of the Board of Directors. Such special voting right of the holders of shares of Series 3 Preferred may be exercised until all dividends in default on the Series 3 Preferred shall have been paid in full or declared and funds sufficient therefor set aside, and when so paid or provided for together with one additional Dividend Payment Date shall have passed without a Dividend Default, such special voting right of the holders of shares of Series 3 Preferred shall cease and any Special Directors appointed or elected shall resign, but subject always to the same provisions for the vesting of such special voting rights in the event of any such future Dividend Default.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Preferred Stock (Continued)

         Series 3 Convertible Preferred Stock (Series 3 Preferred) (Continued)

         2. On September 30, 1997, in the event that by such date there has been a Dividend Default relating to the dividend due on June 30, 1997, the holders of Series 3 Preferred shall be entitled to elect a number of directors sufficient to constitute 15% of the total number of directors of the Company. On the second subsequent Dividend Payment Date on which there has been a Dividend Default, the holders of the Series 3 Preferred Stock shall be entitled to elect a number of directors sufficient to constitute an additional 15% of the total number of directors of the Company, and, thereafter, after each second subsequent Dividend Payment Date on which there has been a Dividend Default, the holders of the Series 3 Preferred Stock shall be entitled to elect a number of directors constituting an additional 15% of the Board of Directors. In the event that the size of the Board of Directors is increased at any time during which any Special Director is serving thereon, such vacancies shall be filled first by Special Directors elected by the holders of the Series 3 Preferred Stock until the appropriate number of Special Directors shall have been so elected.

         Series 3 Preferred is convertible at the election of the stockholder at a conversion rate equal to $10 plus all accrued but unpaid dividends divided by the conversion price ($10).

         The Company has the option to call all or part of the Series 3 Preferred at an exercise price equal to the liquidation preference ($10 per share). The Company is required to provide notice of not less than five trading days (as defined) and such exercise will be payable within three business days after the expiration of the five trading day call period.

         In September 1996, 350,000 Series 3 Preferred shares were issued to ManTech in connection with the acquisition of MSOL (see Note 2). For the period September 16, 1996 to December 31, 1996, cumulative undeclared dividends amounted to $61,250.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Preferred Stock (Continued)

         Series 4 Convertible Preferred Stock (Series 4 Preferred)

         Series 4 Preferred stockholders have a liquidation preference of $100 per share. Series 4 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the lower of seventy percent (70%) of the market price on the day of conversion or $3.50. Series 4 Preferred has no voting rights.

         In September 1996, 25,000 Series 4 Preferred shares were issued in connection with the sale of securities under an exemption pursuant to Regulation S. In 1996, 19,000 shares of Series 4 Preferred were converted into 1,236,602 shares of common stock. In 1997, the balance of the Series 4 Preferred shares were converted into 425,859 shares of common stock.

     Common Stock

     On May 26, 1995, the Company filed Restated Articles of Incorporation with the Nevada Secretary of State pursuant to which the Company increased its authorized common stock from 20,000,000 pre-split shares, par value $.01 per share to 40,000,000 shares, par value $.01 per share. In addition, in July 1995, the board of directors declared a one-for-two reverse split of its common stock. All share data and per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.

     In 1996, the Company authorized the issuance of 39,000 shares of common stock as follows:

     1. 24,000 shares at a price of $2.00 per share to a corporation in connection with the sale of securities. Such amount has been offset against additional paid-in capital in the consolidated statements of stockholders' equity.

     2. 15,000 shares at a price of $3.19 per share to three prior NATCOM stockholders relating to the payment of a portion of the purchase price per the stock purchase agreement (see Notes 2 and 18).

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Common Stock (Continued)

     In December 1995, the Company authorized the issuance of 37,792 shares of common stock as follows:

     1. 22,792 shares at a price of $6.00 per share totalling $136,753 to the lessor of the Company's Pennsylvania warehouse facility to prepay the rent for the period February 1996 through October 1996. Such amount has been included as prepaid expenses and other current assets in the consolidated balance sheets. At December 31, 1995, such shares had not been issued and the transaction was reversed in 1996.

     2. 8,333 shares at a price of $3.00 per share totalling $25,000 to two board members in payment of director fees. Such amount was included in operating expenses in the consolidated statements of operations. Such shares were issued in 1996.

     3. 6,667 shares at a price of $3.00 per share totalling $20,000 to two board members to prepay 1996 director fees. Such amount was included as prepaid expenses and other current assets in the consolidated balance sheets at December 31, 1995. The shares were issued in 1996 and the amount is included in operating expenses in the consolidated statement of operations in 1996.

     Sale of Securities

     In 1996, the Company sold shares of preferred and common stock under an exemption pursuant to Regulation S. The Company raised a total of $4,294,129, which was net of offering costs totalling $2,677,371.

NOTE 21 - STOCK OPTION PLAN

     The Company adopted the 1995 Stock Option Plan which provides, among other things, for the Company's board of directors to grant options to officers and other key employees of the Company and its subsidiaries for the purchase of up to 250,000 shares of the Company's common stock at prices, and over exercise periods, to be determined by the board of directors at the time the options are granted.

     In January 1996, the Company granted seven-year options to various officers and employees to purchase 107,900 shares of common stock at $3.25 per share. The options vest 25% per year on each of the first four anniversaries of the date thereof. If the optionee ceases to be an employee, the option shall terminate immediately if such cessation is for cause or without consent, one year following such cessation if such cessation is due to the optionee's death or disability, and three months following such cessation in all other cases, but not after the date the option would otherwise expire.

     No options were exercised in 1996.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 22 - WARRANTS

     In 1996, the Company authorized the issuance of warrants with terms of one to five years to various corporations in connection with the sale of securities under Regulation S as well as per the terms of various consulting and loan agreements.

     At December 31, 1996, the Company had 933,333 warrants outstanding with exercise prices ranging from $3.00 to $6.75 per warrant. The warrants expire at various times from August 15, 1997 through August 15, 2001.

     No warrants were exercised during 1996.

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts at which cash, due from factor, accounts receivable, accounts payable, due to financial institution, notes payable and accrued expenses and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amount and fair value at December 31, 1996 for due on acquisitions.

                                             Carrying            Fair
                                              Amount             Value
                                            ------------     ------------

              Due on acquisitions           $  2,957,058     $  2,223,747
                                            ============     ============

     The fair value of due on acquisitions has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable debt.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

NOTE 24 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options and warrants granted. No expense was recognized in 1996. If the Company had elected to recognize expense in 1996 for the stock options and warrants granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

                                        As Reported          Pro Forma
                                        -----------          ---------

         Net loss                     $  (1,085,388)       $  (1,127,178)
         Loss per share                        (.33)                (.34)

     In addition, the Company authorized the issuance of warrants related to the sale of securities under Regulation S. The fair value of those warrants totalled $870,375 and would have been offset against additional paid-in capital.

     The fair value of the stock options and warrants used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 47%; various risk free interest rates of 5.8% to 6.3%; and expected holding periods of one to four years.

NOTE 25 - PRO FORMA INFORMATION

     Pro forma net income has been presented to show results of operations assuming the Predecessor filed its income tax returns as a C corporation.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                         COLUMN B            COLUMN C            COLUMN D         COLUMN E
----------------------------------------    ------------------  ------------------  -----------------   ------------
                                                BALANCE AT          ADDITIONS                             BALANCE
                                                 BEGINNING          CHARGED TO                             END OF
                                                  OF YEAR           OPERATIONS         DEDUCTIONS           YEAR
                                            ------------------  ------------------  -----------------   ------------
               Description
Allowance for doubtful accounts

   September 1, 1994 (inception date)
     to December 31, 1994                        $    -              $  25,000*         $    -           $   25,000

   Year ended December 31, 1995                     25,000              60,000             16,735            68,265

   Year ended December 31, 1996                     68,265             100,078               -              168,343


Allowance for doubtful accounts
   (Predecessor)

   January 1, 1994 to
     December 7, 1994                            $    -              $  25,000          $    -           $   25,000

* "Assumed" as part of asset purchase of AMCOM

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBAL INTELLICOM, INC.
                                         Dated: March 31, 1997

                                By:  /s/ N. Norman Muller
                                   -------------------------------
                                         N. Norman Muller
                                         (Chief Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Maidenbaum and David Mortman his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                  Title                                     Date
----------                  -----                                     ----

/s/ N. Norman Muller        Chairman of the Board of              March 31, 1997
--------------------        Directors (Class III Director)
N. Norman Muller            and Chief Executive Officer

/s/ Anthony R. Cucchi       Vice Chairman of the Board of         March 31, 1997
---------------------       Directors and Class II Director
Anthony R. Cucchi

/s/ David A. Mortman        President and Chief Operating         March 31, 1997
--------------------        Officer and Class I Director
David A. Mortman

/s/ Howard Maidenbaum       Executive Vice President and          March 31, 1997
---------------------       Class III Director
Howard Maidenbaum

/s/ Thomas W. Smith         Class I Director                      March 31, 1997
-------------------
Thomas W. Smith

/s/ Wayne M. Rogers         Class II Director                     March 31, 1997
-------------------
Wayne M. Rogers

/s/ William C. Kaltnechker  Vice-President and Controller         March 31, 1997
--------------------------
William C. Kaltnecker