Form 10-Q
period 1997-03-31
GLOBAL INTELLICOM INC
filed 1997-05-20
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________.

Commission file number  0-26684


                             GLOBAL INTELLICOM, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


            Nevada                                               13-3797104
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation of organization)                              Identification No.)


747 Third Avenue
New York, New York                                                  10017
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


                                  (212)750-3772
               ---------------------------------------------------
               Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of March 31, 1997, there were outstanding 7,475,269 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

                         PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        1996           1997
                                                     -----------   ------------
NET SALES                                            $ 8,701,661   $ 11,106,730

COST OF GOODS SOLD                                     7,330,507     10,122,294
                                                     -----------   ------------

GROSS PROFIT                                           1,371,154        984,436

OPERATING EXPENSES:
   Selling, shipping and general and administrative    1,353,206      3,338,188
   Depreciation and amortization                          50,487         95,911
   Amortization of intangibles                            61,487         78,620
                                                     -----------   ------------
                                                       1,465,180      3,512,719
                                                     -----------   ------------
OPERATING LOSS                                           (94,026)    (2,528,283)

OTHER EXPENSES                                           157,411        161,724
                                                     -----------   ------------

LOSS BEFORE INCOME TAX BENEFITS                         (251,437)    (2,690,007)

INCOME TAX BENEFITS                                     (100,574)    (1,021,000)
                                                     -----------   ------------

NET LOSS                                             $  (150,863)  $ (1,669,007)
                                                     ===========   ============
NET LOSS PER COMMON SHARE                            $     (0.05)  $      (0.23)
                                                     ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   3,143,203      7,335,524
                                                     ===========   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1997

                                     ASSETS

                                                              December 31,     March 31,
                                                                  1996           1997
                                                              ------------   ------------
                                                                   (a)        (Unaudited)
CURRENT ASSETS:
   Cash                                                       $  1,516,072   $    335,101
   Due from factor                                                 687,139      1,123,412
   Accounts receivable -- trade, less allowance for doubtful
      accounts of  $168,343 and $290,582, respectively           5,060,836        760,012
   Accounts receivable -- non-trade                                394,951        721,619
   Other receivables                                               250,409        289,913
   Inventories                                                   5,291,046      4,868,536
   Notes receivable -- officers and stockholders                   457,979        510,244
   Note and loans receivable -- other                               61,788         70,788
   Prepaid expenses and other current assets                       182,890        174,775
   Deferred income taxes                                           690,476        690,476
                                                              ------------   ------------
              Total current assets                              14,593,586      9,544,876
                                                              ------------   ------------

PROPERTY AND EQUIPMENT -- net of accumulated
   depreciation and amortization                                 1,154,511      1,179,842
                                                              ------------   ------------

INTANGIBLE ASSETS -- net of accumulated amortization             5,906,125      5,994,952
                                                              ------------   ------------

OTHER ASSETS:
   Deferred income taxes                                           493,832      1,514,832
   Software development costs                                      220,347        378,987
   Deferred costs                                                  189,465        134,737
   Other assets                                                     28,594         48,694
                                                              ------------   ------------
                                                                   932,238      2,077,250
                                                              ------------   ------------
                                                              $ 22,586,460   $ 18,796,920
                                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Due to financial institution                               $  1,711,429   $  2,132,570
   Accounts payable -- trade                                     4,518,894      3,327,705
   Accounts and note payable -- related party                       81,778           --
   Customer deposits                                               881,100         52,948
   Notes payable -- officers and stockholders                      216,076        183,000
   Due on acquisitions -- current portion                          847,172        772,612
   Current portion of capitalized lease obligations                135,159        134,539
   Notes payable                                                   404,852        237,540
   Income and other taxes payable                                  254,751        155,856
   Accrued expenses and other current liabilities                1,611,587      1,381,703
                                                              ------------   ------------
               Total current liabilities                        10,662,798      8,378,473
                                                              ------------   ------------

LONG-TERM LIABILITIES:

   Capitalized lease obligations --net of current portion          169,854        134,163
   Due on acquisitions -- net of current portion                 2,109,886      2,309,370
   Other liabilities                                                18,750         18,750
                                                              ------------   ------------
                                                                 2,298,490      2,462,283
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred Stock -- $.01 par value:
      Authorized -- 10,000,000 shares

      Issued and outstanding -- 378,500 shares - 1996                3,785           --
                                350,000 shares - 1997                 --            3,500
   Common stock -- $.01 par value:
      Authorized -- 20,000,00 shares
       Issued and outstanding -- 6,880,830 shares - 1996            68,808           --
                                 7,470,269 shares - 1997              --           74,703
   Common stock to be issued                                        95,873         95,873
   Additional paid-in capital                                   10,438,979     10,433,369
   Retained earnings (deficit)                                    (973,389)    (2,642,397)
   Treasury stock, at cost                                          (8,884)        (8,884)
                                                              ------------   ------------
                 Total stockholders' equity                      9,625,172      7,956,164
                                                              ------------   ------------
                                                              $ 22,586,460   $ 18,796,920
                                                              ============   ============

(a) The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            1996          1997
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss:                                           $  (150,863)  $(1,669,007)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                       73,462        95,911
          Amortization of intangibles                         61,487        78,620
          Deferred income taxes                             (100,574)   (1,021,000)
          Imputed interest on ManTech acquisition               --          44,011
          Deferred costs                                        --          54,000

          Changes in assets and liabilities:

             Due from factor                                 (60,745)      297,809
             Accounts receivable -- trade                    101,580     3,566,742
             Accounts receivable -- non-trade               (259,136)     (326,668)
             Inventories                                   1,832,685       422,510
             Other receivables                               (16,638)      (39,504)
             Notes and loan receivable -- other               (4,349)         --
             Prepaid expenses and other                      (39,362)        8,115
             Other deferred costs                               --         (20,100)
             Accounts payable trade                         (398,418)   (1,191,190)
             Accounts and note payable -- related party     (150,000)         --
             Customer deposits                                  --        (828,152)
             Accounts payable -- related party                20,416          --
             Accrued expenses and other                      (49,155)     (229,884)
             Income taxes payable                               --         (98,895)
                                                         -----------   -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          860,390      (856,682)
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans to stockholders                                   40,851       (52,265)
      Notes and loans receivable                                --          (9,000)
      Software development costs                                --        (158,640)
      Payments of other intangibles                          (87,862)      (11,974)
      Purchases of property and equipment                    (23,270)     (121,242)
                                                         -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                        (70,281)     (353,121)
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred offering costs                                (127,539)         --
     Proceeds from notes payable--related party              200,000          --
     Due to financial institutions -- net                 (1,318,472)      421,141
     Payments on notes payable -- related party                 --         (81,778)
     Payments on notes payable -- stockholders                  --         (33,076)
     Payments on notes payable                                  --        (166,584)
     Payments on due on acquisitions                            --         (74,560)
     Payments on capitalized lease obligations               (38,655)      (36,311)
                                                         -----------   -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (1,284,666)       28,832
                                                         -----------   -----------

NET CHANGE IN CASH                                          (494,557)   (1,180,971)

CASH -- at beginning of year                                 496,622     1,516,072
                                                         -----------   -----------
CASH -- at end of period                                 $     2,065   $   335,101
                                                         ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                       ----------------------
                                                                          1996        1997
                                                                       ----------  ----------
SCHEDULE OF NON-CASH ACTIVITIES:

     Increase in Natcom purchase price                                 $     --    $  155,473
                                                                       ==========  ==========

     Imputed interest on acquisition of ManTech Solutions Corporation  $     --    $   44,011
                                                                       ==========  ==========

     Conversion of preferred shares                                    $     --    $    5,894
                                                                       ==========  ==========

     Accrued deferred debt costs -- notes payable -- related party     $   29,595  $     --
                                                                       ==========  ==========

     Accrued acquisition costs                                         $   11,264  $     --
                                                                       ==========  ==========

     Common stock to be issued -- notes payable related party          $   25,000  $     --
                                                                       ==========  ==========

     Accrued deferred offering costs                                   $   94,203  $     --
                                                                       ==========  ==========

     Purchase of property and equipment by capital leases              $  117,950  $     --
                                                                       ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                            $  123,559  $  145,634

     Cash paid for income taxes                                        $      705  $    2,860

   The accompanying notes are an integral part of these condensed consolidated financial statements.

            GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited)

      A.    Basis of Presentation

            The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and March 31, 1997, its results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

      B.    Debt

            The amount "due from factor" in the above financial statements is net of loans payable to the factor in the amount of $3,290,021

      C.    Capital Stock

            In January of 1997, as a result of the conversion of the remaining shares of the Company's Series 1 and Series 4 Convertible Preferred Stock sold by the Company in 1996, 589,439 shares of the Company's common stock were issued to various foreign investors.

      D.    Subsequent Events

            On April 1, 1997, the Company's Nevcor (formerly Amcom), Vircom, Natcom and InSync subsidiaries entered into an amendment to their factoring agreements with a financial institution. The terms of the amended agreements provide for factoring of the receivables with recourse at a lower fee. The new factoring agreements are terminable on 60 days notice and are no longer personally guaranteed by any of the Company's directors.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis compares the operating results of the Company for the three months ended March 31, 1997, which include the operations of Global-InSync, Inc. ("InSync") and Speech Solutions, Inc. ("Speech Solutions") acquired in the last quarter of 1996, with the three months ended March 31, 1996. Also included is a discussion and analysis of the Company's financial condition and liquidity as of March 31, 1997.

The Three Months Ended March 31, 1997 (Unaudited) As Compared With The Three Months Ended March 31, 1996 (Unaudited).

            Net Sales. Net sales increased 28% to $11,106,730 in the first three months of 1997 from $8,701,661 in the first three months of 1996. The net sales of InSync and Speech Solution for the first three months of 1997 were $4,228,361 and $13,683, respectively. Net sales increased primarily due to the InSync acquisition, and a 160% increase in Natcom sales and were partially offset by a decrease in Nevcor and Vircom sales, partially as a result of certain product unavailability and reorganization of sales and marketing operations.

            Gross Profit. The Company's gross profit for the first three months of 1997 decreased to $984,436 from $1,371,154, a 28% decline. Overall gross profit as a percentage of net sales for the first three months ending March 31, 1997 and 1996 amounted to 8.9% and 15.8%, respectively. If the operations of InSync were not included in the first three months of 1997, the company's gross profit as a percentage of sales would have been 12.7% for that period. The decrease in gross profit resulted primarily from lower profit margins in the first quarter as a result of the competitive nature of the computer distribution business.

            Operating Expenses. Operating expenses for the first three months of 1997 rose substantially, to $3,512,719 from $1,465,180 for the same period in 1996, a 140% increase, due to $722,136 of operating expenses resulting from the operations of InSync and Speech Solutions for the first three months of 1997, which were not included in the first quarter of 1996. The balance represents additional investment in sales, marketing and administrative personnel, along with expenditures in integrating acquired operations. Other expenses did not change significantly.

            Provision For Income Tax Credits. The benefit for income taxes was $1,021,000 for the first three months of 1997, compared to a benefit of $100,574 for the same period in 1996. The deferred tax benefit is based on deferred tax assets which are considered realizable.

            Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net loss for the first three months of 1997 was ($1,669,007) and net loss per share was ($.23), as compared to a net loss of ($150,863) and net loss per common share of ($.05) for the same period in 1996.

Financial Condition And Liquidity

            The Company's cash balance as of March 31, 1997 was $335,101 and its working capital amounted to $1,166,403. Net cash used in operating activities during the three months ended March 31, 1997 was $856,682. The decrease in cash flow is as a result of the first quarter loss.

            For the three months ended March 31, 1997 two of the Company's customers accounted for approximately 13% of net sales. The Company considers its business relationships with these two companies to be good. However, the loss of any of these accounts or a significant reduction in the purchases by these accounts could have an adverse impact on the Company's financial results.

            The Company derived approximately 32% of its net sales during the three months ended March 31, 1997 from the sale of products supplied by two vendors. One vendor, NEC Technologies ("NEC"), accounted for 22% of the Company's net sales for the three months ended March 31, 1997. The loss of any of these key vendors, and in particular NEC, could have a material adverse impact. In addition, the Company's dependence on NEC could result in significant decrease in net sales if NEC is not able to fill the Company's orders for products on a timely basis. The Company has become an authorized reseller for other vendors and has added the InSync line, in the Company's ongoing efforts to reduce its dependence on any single supplier.

            All of the Company's subsidiaries except Speech Solutions have entered into renegotiated factoring agreements with a financial institution whereby the subsidiaries sell their trade receivables, with recourse. The term of the factoring agreements is one year, with automatic renewals from year to year, unless terminated earlier upon 60-days notice.

            Three of the Company's subsidiaries, Nevcor, Vircom and Natcom have entered into a Loan and Security Agreement as amended ("Loan Agreement") with Finova Capital Corp. ("Financial Institution") which as amended provides for an $8,000,000 inventory floorplanning credit line. The Company's agreement with the Financial Institution is personally guaranteed by three of the Company's directors.

            On May 5, 1997, the Company entered into an employment agreement with Richard Tashman for the purpose of creating a division of the Company's Vircom subsidiary that will act as a value added reseller in markets and for products not already covered by the Company's other subsidiaries.

            The Company does not have significant commitments for capital expenditures as of March 31, 1997 and no significant commitments are anticipated for the remainder of the 1997 calendar year.

            Since inception, the Company has been actively engaged in making acquisitions as a result of which the Company has the commitments described below.

            In accordance with the agreements relating to the acquisition of Nevcor, the Company is required to pay the following amounts: a contingent payment based upon 1/2% of net sales (as defined) which was due quarterly during 1996, and monthly after January 1, 1997. The payment for the fourth quarter of 1996 and each of the monthly payments for the period ending March 31, 1997 were unpaid and accrued as of March 31, 1997.

            The acquisition of Natcom requires the Company to make the following future payments: $79,000 due at the end of each of the next six quarters following the one year anniversary of the Closing Date which occurred on September 28, 1995; and $80,000 following the three-year anniversary, due September 28, 1998. In March 1996, the purchase price was increased by an amendment to the acquisition agreement to include $48,678 in lieu of amounts payable for 1995 in accordance with certain employment and/or consulting agreements. In March 1997, the purchase price was further increased to include $212,658, payable in six monthly installments of $35,443, commencing in July 1997, as well as certain payments payable based on achieving certain sales goals. The payments may be subject to certain adjustments for prior income taxes due by the sellers.

            Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 ("the Second Note"). Under the terms of the First Note, interest did not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

            Future commitments for the company's acquisition of the Speech Solutions assets include three payments of $31,250, payable on April 15, 1997, July 15, 1997 and October 15, 1997, plus an earn-out amount equal to 3% of Speech Solutions' gross sales during the five years following the October 18, 1996 acquisition date. The earn-out is EBIT tested and payable 45 days after each calendar quarter. The aggregate earn-out payments are guaranteed to be $195,000 at the end of the earn-out period. In the event the aggregate earn-out payments are less than $1,425,000 at the end of the earn-out period, such period will be extended an additional five years or until such time as the aggregate earn-out payments reach $1,425,000, whichever is earlier.

            The Company has experienced reduced cash flow in the first quarter of 1997 due to the operating loss described above. The Company expects that income and cash flow anticipated from operations during the remainder of 1997, together with existing financing arrangements and working capital, will be sufficient to fund the Company's operations at existing levels. However, if Global's operating levels and future growth exceed its financial resources, or if anticipated improvements in operating results and cash flow do not occur, the

Company will be required to seek additional credit and financing facilities, either through institutional financing or the issuance of debt or equity security in the private or public market. There is no assurance that such credit or financing arrangements will be available on acceptable terms if needed.

            Inflation. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

PART II     OTHER INFORMATION

Item 1      Legal Proceedings

            On or about October 30, 1996, Scott and Ellen Arch, the former owners of the Company's Nevcor subsidiary, commenced an action against Nevcor, the company and two of the Company's directors as guarantors (the "Arch Complaint"). The Arch Complaint stems from a dispute over the proper calculation of certain state, local and federal income taxes incurred by the plaintiffs in 1994, which were included in the Nevcor purchase price. According to the plaintiffs, they are due an additional payment of $93,449. Nevcor and the Company believe that all sums due to the plaintiffs have been paid and are defending the action vigorously.

      Items 2 through 5 are not applicable.

Item 6            Exhibits
------            --------
(a) (ii)          Statement re computation of per share earnings

            SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Date: May 20, 1997

            GLOBAL INTELLICOM, INC.


            By    /s/Howard Maidenbaum
                  --------------------------------
                  Howard Maidenbaum
                  Executive Vice President


            By:   /s/ William C. Kaltnecker
                  --------------------------------
                  William C. Kaltnecker
                  Vice President and Controller