Form 10-Q
period 1997-06-30
GLOBAL INTELLICOM INC
filed 1997-08-19
CIK 946355

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission file number  0-26684


                            GLOBAL INTELLICOM, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter.)



    Nevada                                                    13-3797104
---------------                                            ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                           Identification No.)


747 Third Avenue
New York, New York                                              10017
----------------------------                               ---------------
(Address of principal executive offices)                     (Zip code)


                                  (212)750-3772
                         ----------------------------------
                  Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for
the past 90 days.  Yes / X /  No /   /

As of June 30, 1997, there were outstanding 7,475,269 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (Unaudited)

                                                 Three months ended               Six months ended
                                                       June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                                 1996           1997             1996           1997
                                            -------------   ------------    -------------   ------------
NET SALES                                   $   2,496,516   $ 10,579,215    $   6,051,787   $ 18,524,339

COST OF GOODS SOLD                              2,077,262      9,089,958        5,097,730     16,493,746
                                            -------------   ------------    -------------   ------------
GROSS PROFIT                                      419,254      1,489,257          954,057      2,030,593
                                            -------------   ------------    -------------   ------------
OPERATING EXPENSES:
 Selling, shipping and general
  and administrative                            1,121,606      1,247,968        2,049,677      3,594,671
 Depreciation and amortization                     14,417         23,782           24,078         41,776
 Amortization of intangibles                       22,200        141,294           44,400        204,194
                                            -------------   ------------    -------------   ------------
                                                1,158,223      1,413,044        2,118,155      3,840,641
                                            -------------   ------------    -------------   ------------

OPERATING INCOME (LOSS)                          (738,969)        76,213       (1,164,098)    (1,810,048)

OTHER EXPENSES-INTEREST                           (37,081)      (134,012)         (43,859)      (237,699)
                                            -------------   ------------    -------------   ------------

LOSS BEFORE INCOME TAX BENEFITS                  (776,050)       (57,799)      (1,207,957)    (2,047,747)

INCOME TAX BENEFITS                              (310,420)       (21,675)        (483,183)      (767,905)
                                            -------------   ------------    -------------   ------------

LOSS FROM CONTINUING OPERATIONS                  (465,630)       (36,124)        (724,774)    (1,279,842)
                                            -------------   ------------    -------------   ------------
DISCONTINUED OPERATIONS
 Loss from agrregator operations of
  subsidiary to be disposed of  (net of
  tax benefit of  ($114,514), ($1,094,964),
  ($42,326), and ($1,357,486))                   (171,771)    (1,824,940)         (63,489)    (2,262,477)
 Estimated loss on disposal of aggregator
  operations net  of tax benefit of ($139,875)                  (233,125)                       (233,125)
                                            -------------   ------------    -------------   ------------
                                                 (171,771)    (2,058,065)         (63,489)    (2,495,602)
                                            -------------   ------------    -------------   ------------
NET LOSS                                    $    (637,401)  $ (2,094,189)   $    (788,263)  $ (3,775,444)
                                            =============   ============    =============   ============

NET LOSS PER COMMON SHARE
 Loss from continuing operations            $       (0.15)  $       0.00    $       (0.23)  $      (0.16)
 Discontinued operations                            (0.05)         (0.28)           (0.02)         (0.34)
                                            -------------   ------------    -------------   ------------
                                            $       (0.20)  $      (0.28)   $       (0.25)  $      (0.50)
                                            =============   ============    =============   ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                                    3,158,203      7,470,269        3,130,000      7,406,171
                                            =============   ============    =============   ============

                  GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND JUNE 30, 1997

                                   ASSETS

                                                       December 31,    June 30,
                                                          1996          1997
                                                       -----------  -----------
                                                            (a)      (Unaudited)
 CURRENT ASSETS:
  Cash                                                 $ 1,516,072  $   127,137
  Due from factor                                          887,428      908,441
  Accounts receivable -- trade, less allowance
   for doubtful accounts of  $168,343
   and $290,582, respectively                            4,756,739    2,113,248
  Accounts receivable -- non-trade                         322,054       10,194
  Other receivables                                        250,409
  Inventories                                            3,725,444    3,244,009
  Notes receivable -- officers and stockholders            457,979      519,434
  Note and loans receivable -- other                        61,788      589,109
  Prepaid expenses and other current assets                182,890      674,275
  Deferred income taxes                                    690,476    2,955,742
  Net assets of discontinued operations                  1,742,308    2,304,873
                                                       -----------  -----------
    Total current assets                                14,593,587   13,446,462
                                                       -----------  -----------
 PROPERTY AND EQUIPMENT -- net of accumulated
   depreciation and amortization                         1,154,511    1,240,719
                                                       -----------  -----------

 INTANGIBLE ASSETS -- net of accumulated amortization    5,906,124    5,491,380
                                                       -----------  -----------
 OTHER ASSETS:
  Deferred income taxes                                    493,832      493,832
  Software development costs                               220,347      590,319
  Deferred costs                                           189,465      155,010
  Other assets                                              28,594      160,344
                                                       -----------  -----------
                                                           932,238    1,399,505
                                                       -----------  -----------
                                                       $22,586,460  $21,578,066
                                                       -----------  -----------
                                                       -----------  -----------

 (a) The balance sheet at December 31, 1996 has been derived from audited financial statements at that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1996 AND JUNE 30, 1997

                                                       December 31,    June 30,
                                                          1996          1997
                                                       -----------  -----------
                                                            (a)      (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Due to financial institution                         $   363,291  $   922,001
  Accounts payable -- trade                              4,039,695    6,124,392
  Accounts and note payable -- related party                81,778
  Customer deposits                                        881,100       74,610
  Notes payable -- officers and stockholders               216,076      163,177
  Due on acquisitions -- current portion                   847,172      765,654
  Current portion of capitalized lease obligations         135,159      134,118
  Notes payable                                            404,852
  Income and other taxes payable                           254,751      241,286
  Accrued expenses and other current liabilities         1,611,587    1,127,117
  Net liabilities of discontinued operations             1,827,337    3,670,485
                                                       -----------  -----------
    Total current liabilities                           10,662,798   13,222,840
                                                       -----------  -----------
 LONG-TERM LIABILITIES:
  Capitalized lease obligations --net of
    current portion                                        169,854       96,925
  Due on acquisitions -- net of current portion          2,109,886    2,391,737
  Other liabilities                                         18,750       18,750
                                                       -----------  -----------
                                                         2,298,490    2,507,412
                                                       -----------  -----------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
  Preferred Stock -- $.01 par value:
   Authorized -- 10,000,000 shares
   Issued and outstanding --      378,500 shares - 1996      3,785          -
                                  350,000 shares - 1996        -          3,500
  Common stock -- $.01 par value:
   Authorized -- 20,000,00 shares
   Issued and outstanding --    6,880,830 shares - 1996     68,808          -
                                7,470,269 shares - 1997        -         74,703
  Common stock to be issued                                 95,873       95,873
  Additional paid-in capital                            10,438,979   10,431,456
  Retained earnings (deficit)                             (973,389)  (4,748,834)
  Treasury stock, at cost                                   (8,884)      (8,884)
                                                       -----------  -----------
    Total stockholders' equity                           9,625,172    5,847,814
                                                       -----------  -----------
                                                       $22,586,460  $21,578,066
                                                       -----------  -----------
                                                       -----------  -----------

 (a) The balance sheet at December 31, 1996 has been derived from audited financial statements at that date.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                     (Unaudited)

                                                         Six months ended
                                                               June 30,
                                                   --------------------------------
                                                        1996              1997
                                                   -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:                                          $    (784,774)    $   (1,279,842)
Net loss from discontinued operations                     (3,489)        (2,495,602)
Adjustments to reconcile net loss to net cash
     provided by (used by) operating activities:
  Depreciation and amortization                          104,276            289,462
  Amortization of intangibles                            109,322            648,633
  Deferred income taxes                                 (665,158)        (2,265,266)
  Imputed interest on ManTech acquisition                                    44,011
  Amortization of Deferred costs                                             54,000
  Changes in assets and liabilities:
   Due from factor                                        95,636            928,412
   Accounts receivable -- trade                          111,773          2,643,491
   Accounts receivable -- non-trade                     (747,415)           311,860
   Inventories                                           (95,420)           481,435
   Other receivables                                     (45,287)           250,409
   Notes and loan receivable -- other                     (5,700)          (527,321)
   Prepaid expenses and other                            109,340           (491,385)
   Accounts payable trade                                962,154          2,084,696
   Accounts and note payable -- related party           (252,620)
   Customer deposits                                                       (806,490)
   Accrued expenses and other                            198,274           (485,511)
   Income taxes payable                                   92,235            (13,465)
   Discontinued operations - net                      (1,093,634)           546,908
                                                   -------------     --------------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                       (1,910,487)           (81,565)
                                                   -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITES:
   Loans to stockholders                                 157,311            (61,455)
   Other assets                                         (222,131)          (151,295)
   Software development costs                                              (369,972)
   Payments of other intangibles                         (30,286)          (176,786)
   Purchases of property and equipment                  (137,620)          (375,670)
                                                   -------------     --------------
NET CASH USED IN INVESTING ACTIVITIES:                  (232,726)        (1,135,178)
                                                   -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITES:
   Capital contributions                                 (44,999)            (1,913)
   Deferred offering costs                               (99,688)
   Due to financial institutions -- net                 1,073,040           558,710
   Proceeds (payments) on notes payable -- stockholders   474,091           (52,899)
   Proceeds (payments) on notes payable                   700,000          (404,852)
   Payments on note payable - related party                                 (81,778)
   Payments on due on acquisitions                       (148,303)         (116,531)
   Payments on capitalized lease obligations              (47,602)          (72,929)
                                                   -------------     --------------
NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                         1,906,539          (172,192)
                                                   -------------     --------------

NET CHANGE IN CASH                                       (236,674)       (1,388,935)

CASH -- at beginning of year                              496,622         1,516,072
                                                   --------------    --------------

CASH -- at end of period                           $      259,948    $      127,137
                                                   --------------    --------------
                                                   --------------    --------------

The accompanying notes are an intgral part of these condensed consolidated financial statements.

               GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)


      A. BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include normal recurring adjustments and adjustments necessitated by the discontinuance of the aggregator operations of the Company's Nevcor subsidiary as referred to in Note C below, necessary to present fairly the Company's financial position as of December 31, 1996 and June 30, 1997, its results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

      B. CAPITAL STOCK

           No additional shares of the Company's Common Stock were issued during the three month period ended June 30, 1997.

      C. SUBSEQUENT EVENTS - DISCONTINUANCE OF OPERATIONS

         On August 7, 1997, the Company adopted a plan to dispose of the aggregator business of its Nevcor subsidiary substantially due to the decision by its major vendor to eliminate its two-tier distribution system. The assets of the division consist primarily of amounts due from factor and inventory. The excess of liabilities, estimated disposal losses and anticipated losses during the phase-out period have been classified separately as a current liability in the accompanying balance sheet.

         The balance sheet as at December 31, 1996, the statement of operations for the six and three month periods ended June 30, 1996 (unaudited) and the statement of cash flows for the six months ended June 30, 1996 (unaudited) have been restated. Operating results of the discontinued operations are shown separately in the accompanying statement of operations.

         Net sales of discontinued operations for the six months ended June 30, 1997 and 1996 were $8,255,120 and $6,051,787 respectively (unaudited) and $5,093,514 and $ 2,496,516 for the three months ended June 30, 1997 and 1996, respectively (unaudited). These amounts are not included in net sales in the accompanying statement of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis compares the operating results of the Company for the three months and the six months ended June 30, 1997, which include the operations of Global-InSync, Inc. ("InSync") and Speech Solutions, Inc. ("Speech Solutions") acquired in the last quarter of 1996, with the three months and the six months ended June 30, 1996. Also included is a discussion and analysis of the Company's financial condition and liquidity as of June 30, 1997. The information and comparative data presented herein reflect the elimination of Nevcor's aggregator operations.

THE QUARTER ENDED JUNE 30, 1997 (UNAUDITED) AS COMPARED WITH THE QUARTER ENDED JUNE 30, 1996 (UNAUDITED).

         NET SALES. Net sales increased by $8,082,699 (324%) from $2,496,516 to $10,579,215 in the quarter ended June 30, 1997. The net sales of InSync and Speech Solutions for the quarter ended June 30, 1997 were $5,080,704 and $11,702, respectively. The balance of $ 2,990,293 is attributable to increases in the net sales of Natcom and Vircom.

         GROSS PROFIT. The Company's gross profit for the quarter ended June 30, 1997 increased to $1,489,259 from $419,254, a 355% increase. Overall gross profit as a percentage of net sales for the quarters ended June 30, 1997 and June 30, 1996 amounted to 14.1% and 16.8%, respectively. The decrease in gross profit resulted primarily from lower gross profit margins as a result of the transition from the computer distribution to the value added systems integration business.

         OPERATING EXPENSES. Operating expenses for the quarter ended June 30, 1997 rose to $1,413,044 from $1,158,233, a 22% increase, with $1,119,672 of the increase in operating expenses attributable to the operations of InSync and Speech Solutions.

         PROVISION FOR INCOME TAX CREDITS. The benefit for income taxes was $21,675 for the quarter ended June 30, 1997, compared to a benefit of $310,420 for the same period in 1996. The deferred tax benefit is based on deferred tax assets which are considered realizable.

         NET INCOME (LOSS) PER COMMON SHARE. As a result of the factors discussed above, the net loss from continuing operations for the quarter ended June 30, 1997 was ($36, 124) and net earnings per share were $.00, as compared to a net loss of ($465,630) and net loss per common share of ($.15) from continuing operations for the same period in 1996.

THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED) AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED).

         NET SALES. Net sales increased by $12,472,552 (206%) from $6,051,787 to $18,524,339 in the first six months of 1997. The net sales of InSync and Speech Solutions for the first six months of 1997 were $9,309,065 and $25,385, respectively. The balance of $3,138,102 is attributable to increases in the net sales of Natcom and Vircom.

         GROSS PROFIT. The Company's gross profit for the first six months of 1997 increased to $2,030,593 from $954,057, a 213% increase. Overall gross profit as a percentage of net sales for the first six months ending June 30, 1997 and 1996 amounted to 11% and 16%, respectively. The decrease in gross profit resulted primarily from lower gross profit margins as a result of the transition from the computer distribution to the value added systems integration business.

         OPERATING EXPENSES. Operating expenses for the first six months of 1997 rose to $3,840,641 from $2,118,155 for the same period in 1996, a 181%
increase, with $1,841,808 of operating expenses attributable to the operations of InSync and Speech Solutions. The balance represents additional expenditure in sales, marketing and administrative personnel, along with expenditures in integrating acquired operations. Other expenses did not change significantly.

         PROVISION FOR INCOME TAX CREDITS. The benefit for income taxes was $767,905 for the first six months of 1997, compared to a benefit of $483,183 for the same period in 1996. The deferred tax benefit is based on deferred tax assets which are considered realizable.

         NET INCOME (LOSS) PER COMMON SHARE. As a result of the factors discussed above, the net loss from continuing operations for the six months of 1997 was ($1,279,842) and net loss per share was ($.16), as compared to a net loss of ($724,774) and net loss per common share of ($.23) from continuing operations for the same period in 1996.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's cash balance as of June 30, 1997 was $127,137 and its working capital amounted to 223,622. Net cash used in operating activities during the six months ended June 30, 1997 was $81,565. The decrease in the Company's cash position and cash flow is a result of the six month loss from continuing operations of $1,279,842 and the loss for the same period from discontinued operations in the amount of $2,495,602.

         On August 7, 1997, the Company adopted a plan to dispose of the aggregator business of its Nevcor subsidiary due to the decision by NEC Technologies Group, Inc. ("NEC") to eliminate its two-tier system of distribution. NEC product accounted for approximately 70% of the Company's Nevcor subsidiary's net sales, for the six months ended June 30, 1997. The reporting of the NEC sales has been eliminated as a result of the discontinuance of these operations. The Company has sought to offset the effect of the discontinued operations by increasing its presence in higher margin areas of the reseller and systems integration business and diversifying its product line. The Company has become an authorized reseller for other vendors and has added the InSync line, in an ongoing effort to reduce its dependence on any single supplier. In light of the discontinuance of Nevcor's aggregator operations, revenues from which carried a low gross margin due to the highly competitive nature of the computer aggregating business, the discontinuance of the Nevcor aggregator operations is expected to enable the Company to increase its overall gross margin.

Management further expects to be able to minimize the effect of the discontinuance of Nevcor's aggregator business by increasing the value added systems integration business at its other and new subsidiaries.

         On April 1, 1997 all of the Company's subsidiaries except Speech Solutions entered into renegotiated factoring agreements with a financial institution whereby the subsidiaries sell their trade receivables, with recourse. The term of the factoring agreements is one year, with automatic renewals from year to year, unless terminated earlier upon 60-days notice.

         Effective August 15, 1997 the Company will be winding down its relationship with Finova Capital Corp. ("Financial Institution") which has provided the Nevcor, Vircom and Natcom subsidiaries with an $8,000,000 inventory floorplanning credit line. This floor plan and credit line was primarily established to support the now discontinued aggregator business. The Company's intention is to phase out the credit line completely by the end of the year. In its ongoing efforts to increase margins and profitability, the Company does not anticipate replacing the credit line.

         The Company does not have significant commitments for capital expenditures as of June 30, 1997 and no significant commitments are anticipated for the remainder of the 1997 calendar year.

         Since inception, the Company has been actively engaged in making acquisitions, as a result of which the Company has the commitments described below.

         As previously reported, the Company is required to make certain contingent payments relating to the acquisition of Amcom (Nevcor). In connection with the litigation as described below, the Company is seeking to negotiate a revised schedule of the contingent payments.

         The acquisition of Natcom requires the Company to make the following future payments: $79,000 due at the end of each of the six quarters following September 28, 1996; and $80,000 due September 28, 1998, subject to available earnings before taxes. In March 1997, the purchase price was further increased to include $212,658, payable in six monthly installments of $35,443, commencing in July 1997, as well as certain payments payable based on achieving certain sales goals. These payments have been subjected to certain adjustments for prior income taxes payable by the sellers

         Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 ("the Second Note").
 Under the terms of the First Note, interest did not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

         Future commitments to seller for the Company's acquisition of the Speech Solutions assets include three payments of $31,250, payable on April 15, 1997, July 15, 1997 and October 15, 1997. These payments are Speech Solutions obligations. Due to Speech Solution's failure to achieve its forecasted results it has not made the April or the July payments. In addition, the Company is required to pay the seller an earn-out amount equal to 3% of Speech Solutions' gross sales during the five years following the October 18, 1996 acquisition date. The earn-out is EBIT tested and payable 45 days after each calendar quarter. To date, due to insufficient EBIT, no earn-out payments have been made.

         The Company has experienced reduced cash flow in 1997 due to the operating losses incurred in the first and second quarters. The Company expects that income and cash flow anticipated from operations during the remainder of 1997, together with existing financing arrangements and working capital, will be sufficient to fund the Company's operations at existing levels. However, if Global's operating levels and future growth exceed its financial resources, or if anticipated improvements in operating results and cash flow do not occur, the Company will be required to seek additional credit and financing facilities, either through institutional financing or the issuance of debt or equity security in the private or public market. There is no assurance that such credit or financing arrangements will be available on acceptable terms if needed.

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

         On or about June 30, 1997 Grove Avenue Corporation, the entity which in October of 1994 sold the assets from which the Nevcor and Vircom subsidiaries were created to the Company (the "Acquisition"), filed an amended complaint against the Company and its subsidiaries, seeking damages in excess of $50,000 and certain injunctive relief as a result of the Company's non-payment of certain installment payments allegedly due as a result of the Acquisition. The Company believes that the discontinuance of the Nevcor business will significantly alter payments due under the Acquisition agreement and is actively negotiating with the plaintiff to resolve this dispute.

    Items 2 through 5 are not applicable.

ITEM 6   EXHIBITS

(a) (11)          Statement re computation of per share earnings

(27)              Financial Data Schedule

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date: August 19, 1997

         GLOBAL INTELLICOM, INC.


         By  /s/ Howard Maidenbaum
             ---------------------
             Howard Maidenbaum
             Executive Vice President/Chief Accounting Officer