Form 10-Q
period 1997-09-30
GLOBAL INTELLICOM INC
filed 1997-11-14
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

Commission file number  0-26684


                             GLOBAL INTELLICOM, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)


           Nevada                                         13-3797104
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                        Identification No.)


747 Third Avenue
New York, New York                                             10017
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip code)


                                  (212)750-3772
                                  -------------
               Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of September 30, 1997, there were outstanding 7,502,345 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

                         PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (Unaudited)

                                                                Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                           --------------------------   ---------------------------
                                                               1996         1997            1996           1997
                                                           -----------   ------------   ------------   ------------
NET SALES                                                  $ 7,543,090   $ 16,123,908   $ 13,594,877   $ 34,622,862

COST OF GOODS SOLD                                           6,351,018     13,630,611     11,448,748     30,121,945
                                                           -----------   ------------   ------------   ------------

GROSS PROFIT                                                 1,192,072      2,493,297      2,146,129      4,500,917
                                                           -----------   ------------   ------------   ------------

OPERATING EXPENSES:
       Selling, shipping and general
             and administrative                              1,251,079      1,630,020      3,400,756      4,507,053
       Depreciation and amortization                            32,034         26,000         56,112         61,504
       Amortization of intangibles                              22,201        216,790         66,601        370,676
                                                           -----------   ------------   ------------   ------------
                                                             1,305,314      1,872,810      3,523,469      4,939,233
                                                           -----------   ------------   ------------   ------------

OPERATING INCOME (LOSS)                                       (113,242)       620,487     (1,377,340)      (438,316)

OTHER EXPENSES-INTEREST                                       (117,740)      (332,491)      (161,599)      (570,190)
                                                           -----------   ------------   ------------   ------------

EARNINGS (LOSS) BEFORE
             INCOME TAX PROVISION (BENEFIT)                   (230,982)       287,996     (1,538,939)    (1,008,506)

INCOME TAX PROVISION (BENEFIT)                                 (92,393)       115,198       (615,576)      (403,402)
                                                           -----------   ------------   ------------   ------------

EARNINGS (LOSS) FROM CONTINUING
             OPERATIONS                                       (138,589)       172,798       (923,363)      (605,104)
                                                           -----------   ------------   ------------   ------------

DISCONTINUED OPERATIONS
       Loss from agrregator operations of
             subsidiary to be disposed of  (net of
             tax benefit of  ($160,527), ($1,553,794),
             ($162,853) and ($1,816,316))                     (240,790)      (688,246)      (244,279)    (3,381,470)
       Estimated loss on disposal of aggregator
             operations net  of tax benefit of ($139,875)                                                  (233,125)
                                                           -----------   ------------   ------------   ------------
                                                              (240,790)      (688,246)      (244,279)    (3,614,595)
                                                           -----------   ------------   ------------   ------------

NET LOSS                                                   $  (379,379)  $   (515,448)  $ (1,167,642)  $ (4,219,698)
                                                           ===========   ============   ============   ============

NET EARNINGS (LOSS) PER COMMON SHARE
       Earnings (loss) from continuing operations          $     (0.05)  $       0.02   $      (0.29)  $      (0.10)
       Discontinued operations                                   (0.08)         (0.09)         (0.08)         (0.46)
                                                           -----------   ------------   ------------   ------------
                                                           $     (0.12)  $      (0.07)  $      (0.37)  $      (0.56)
                                                           ===========   ============   ============   ============

WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES
       OUTSTANDING                                           3,165,678      7,433,270      3,165,678      7,433,270
                                                           ===========   ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND SEPTEMBER 30, 1997

                                       ASSETS

                                                     December 31,  September 30,
                                                        1996            1997
                                                     -----------    -----------
                                                          (a)       (Unaudited)
CURRENT ASSETS:
      Cash                                           $ 1,516,072    $   165,671
      Due from factor                                    887,428        906,390
      Accounts receivable -- trade, less
        allowance for doubtful accounts of
        $168,343 and $224,402, respectively            4,756,739        650,040
      Accounts receivable -- non-trade                   322,054      1,235,350
      Other receivables                                  250,409
      Inventories                                      3,725,444      4,358,270
      Notes receivable -- officers and stockholders      457,979        473,354
      Note and loans receivable -- other                  61,788        582,401
      Due from ManTech Int'l                                            104,493
      Prepaid expenses and other current assets          182,890      1,062,033
      Deferred income taxes                              690,476      3,050,069
      Net assets of discontinued operations            1,742,308      1,335,983
                                                     -----------    -----------
                Total current assets                  14,593,587     13,924,054
                                                     -----------    -----------

PROPERTY AND EQUIPMENT -- net of accumulated
        depreciation and amortization                  1,154,511      1,268,793
                                                     -----------    -----------

INTANGIBLE ASSETS -- net of accumulated
  amortization                                         5,906,124      5,167,499
                                                     -----------    -----------

OTHER ASSETS:
      Deferred income taxes                              493,832        493,832
      Software development costs                         220,347         62,011
      Deferred costs                                     189,465        227,946
      Other assets                                        28,594         32,698
                                                     -----------    -----------
                                                         932,238        816,487
                                                     -----------    -----------
                                                     $22,586,460    $21,176,833
                                                     ===========    ===========

(a) The balance sheet at December 31, 1996 has been derived from audited financial statements at that date.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               December 31,     September 30,
                                                                  1996              1997
                                                                   (a)           (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Due to financial institution                             $    363,291      $ 4,727,891
     Accounts payable -- trade                                   4,039,695        6,384,934
     Accounts and note payable -- related party                     81,778
     Customer deposits                                             881,100           83,612
     Notes payable -- officers and stockholders                    216,076
     Due on acquisitions -- current portion                        847,172          641,011
     Current portion of capitalized lease obligations              135,159          133,686
     Notes payable                                                 404,852
     Income and other taxes payable                                254,751          455,808
     Accrued expenses and other current liabilities              1,611,587        1,020,620
     Net liabilities of discontinued operations                  1,827,337
                                                              ------------      -----------
          Total current liabilities                             10,662,798       13,447,562
                                                              ------------      -----------
LONG-TERM LIABILITIES:
     Capitalized lease obligations --net of current portion        169,854           86,335
     Due on acquisitions -- net of current portion               2,109,886        2,435,749
     Other liabilities                                              18,750           18,750
                                                              ------------      -----------
                                                                 2,298,490        2,540,834
                                                              ------------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
     Preferred Stock -- $.01 par value:
          Authorized -- 10,000,000 shares
          Issued and outstanding -- 378,500 shares - 1996            3,785               --
                                    350,000 shares - 1996               --            3,500
     Common stock -- $.01 par value:
          Authorized -- 20,000,00 shares
          Issued and outstanding -- 6,880,830 shares - 1996         68,808               --
                                    7,497,345 shares - 1997             --           74,706
     Common stock to be issued                                      95,873           95,873
     Additional paid-in capital                                 10,438,979       10,431,453
     Retained earnings (deficit)                                  (973,389)      (5,408,211)
     Treasury stock, at cost                                        (8,884)          (8,884)
                                                              ------------      -----------
          Total stockholders' equity                             9,625,172        5,188,437
                                                              ------------      -----------
                                                               $22,586,460      $21,176,833
                                                               ===========      ===========

(a) The balance sheet at December 31, 1996 has been derived from audited financial statements at that date.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (Unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                   --------------------------
                                                                        1996          1997
                                                                   -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss:                                                    $   (923,364)  $  (605,104)
      Net loss from discontinued operations                            (244,279)   (3,614,595)
      Adjustments to reconcile net loss to net cash
           provided by (used by) operating activities:
                 Depreciation and amortization                          178,591       344,738
                 Amortization of intangibles                            157,158       753,293
                 Deferred income taxes                                 (958,962)   (2,362,239)
                 Imputed interest on ManTech acquisition                               44,011
                 Amortization of deferred costs                                        54,000
                 Changes in assets and liabilities:
                       Due from factor                               (1,884,728)      (18,962)
                       Accounts receivable -- trade                  (4,143,760)    4,106,699
                       Accounts receivable -- non-trade              (2,582,844)     (913,296)
                       Inventories                                   (2,915,221)     (632,826)
                       Other receivables                                 92,938       250,409
                       Notes and loan receivable -- other               (11,851)     (520,613)
                       Prepaid expenses and other                       (19,922)     (879,143)
                       Accounts payable trade                         5,984,059     2,345,239
                       Accounts and note payable -- related party        28,391
                       Customer deposits                                             (797,488)
                       Accrued expenses and other                        52,345      (590,967)
                       Income taxes payable                            (116,970)      201,057
                       Discontinued operations - net                   (591,364)   (1,551,014)
                                                                   ------------   -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (7,899,783)   (4,386,801)
                                                                   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans to stockholders                                            (119,023)     (178,552)
      Payments, reduction of other intangibles                       (1,828,459)          930
      Purchases of property and equipment                              (965,049)     (359,020)
                                                                   ------------   -----------

NET CASH USED IN INVESTING ACTIVITIES                                (2,912,531)     (536,642)
                                                                   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contributions                                           7,035,172        (1,913)
      Deferred offering costs                                          (256,215)
      Due to financial institutions -- net                            1,828,911     4,364,600
      Payments on notes payable -- stockholders                                       (52,899)
      Proceeds (payments) on notes payable - NCR                        613,170      (404,852)
      Proceeds (payments) on note payable - related party               200,000       (81,778)
      Proceeds from note payable - Mantech                            1,882,732
      Payment of dividends                                                           (165,124)
      Payments on capitalized lease obligations                          (3,197)      (84,992)
                                                                   ------------   -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  11,300,573     3,733,166
                                                                   ------------   -----------

NET CHANGE IN CASH                                                      488,259    (1,350,401)

CASH -- at beginning of year                                            496,622     1,516,072

                                                                   ============   ===========
CASH -- at end of period                                           $    984,881   $   165,671
                                                                   ============   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

            GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      A.    Basis of Presentation

            The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include normal recurring adjustments and adjustments necessitated by the discontinuance of the operations of Speech Solutions and the aggregator operations of the Company's Nevcor subsidiary as referred to in Note C below, necessary to present fairly the Company's financial position as of December 31, 1996 and September 30, 1997, its results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

      B.    Capital Stock

            During the three month period ended September 30, 1997, in connection with the ASDI acquisition (described below) the Company created a Series 5 Convertible Preferred Stock (the "Series 5 Stock"). The Series 5 Stock, which pays dividends at an annual rate of 6%, consists of 785 shares of preferred stock with a liquidation preference of $1,000 per share. The Series 5 Stock is convertible any time after one year from the date of issuance. The Series 5 Stock is convertible into the Company's common stock at $10 per share of common stock.

      C.    Discontinuance of Operations

            On August 7, 1997, the Company adopted a plan to dispose of the aggregator business of its Nevcor subsidiary substantially due to the decision by its major vendor to eliminate its two-tier distribution system. The assets of the subsidiary consist primarily of amounts due from factor and inventory. The excess of liabilities, estimated disposal losses and anticipated losses during the phase-out period have been classified separately as a current liability in the accompanying balance sheet.

            On August 31, 1997, the Company adopted a plan to discontinue funding of Speech Solutions, Inc. The decision to discontinue Speech Solutions was based on management's conclusion that the ratio of capital requirements to revenue for a software developer such as Speech Solutions were incompatible with the overall focus of the Company's system integration, sales and manufacturing subsidiaries. The Company is currently exploring the possibility of a sale or other disposition of Speech Solutions.

            The balance sheet as at December 31, 1996, the statement of operations for the six and three month periods ended September 30, 1996 (unaudited) and the statement of cash flows for the nine months ended September 30, 1996 (unaudited) have been restated. Operating results of the discontinued operations are shown separately in the accompanying statement of operations.

            Net sales of discontinued operations for the nine months ended September 30, 1997 and 1996 were $9,204,796 and $10,388,438 respectively
(unaudited) and $949,626 and $2,076,318 for the three months ended September 30, 1997 and 1996, respectively (unaudited). These amounts are not included in net sales in the accompanying statement of operations.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis compares the operating results of the Company's continuing operations for the three months and the nine months ended September 30, 1997, which include the operations of Global-InSync, Inc. ("InSync") and Speech Solutions, Inc. ("Speech Solutions") acquired in the last quarter of 1996, with the three months and the nine months ended September 30, 1996. Also included is a discussion and analysis of the Company's financial condition and liquidity as of September 30, 1997. The information and comparative data presented herein reflect the elimination of Speech Solutions and of Nevcor's aggregator operations.

The Quarter Ended September 30, 1997 (Unaudited) As Compared With The Quarter Ended September 30, 1996 (Unaudited).

            Net Sales. Net sales from continuing operations increased by $8,580,818 (114%) from $7,543,090 to $16,123,908 in the quarter ended September
30, 1997. Of this amount, the net sales increase of Global-InSync for the quarter ended September 30, 1997 was $3,907,582, followed by $2,882,268, attributable to Vircom TG and Natcom.

            Gross Profit. The Company's gross profit for the quarter ended September 30, 1997 increased to $2,493,298 from $1,192,072, a 109% increase. Overall gross profit as a percentage of net sales for the quarters ended September 30, 1997 and September 30, 1996 was essentially unchanged. The increase in gross profit dollars was a result of the additional sales volume.

            Operating Expenses. Operating expenses for the quarter ended September 30, 1997 rose to $1,872,810 from $1,305,314, a 44% increase. The increase of $567,496 in operating expenses is attributable to the addition of ASDI, and the creation of the Vircom TG business.

            Provision For Income Tax. Income taxes were $115,198 for the quarter ended September 30, 1997, compared to a benefit of $92,393 for the same period in 1996.

            Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net profit from continuing operations for the quarter ended September 30, 1997 was $172,798 and net earnings per share were $.02, as compared to a net loss of ($138,589) and net loss per common share of ($.05) from continuing operations for the same period in 1996.

The Nine months Ended September 30, 1997 (Unaudited) As Compared With The Nine months Ended September 30, 1996 (Unaudited).

            Net Sales. Net sales from continuing operations increased by $21,027,985 (155%) from $13,594,877 to $34,622,862 in the first nine months of
1997. Of this increase, InSync contributed $13,216,647, followed by $6,020,370 attributable to Vircom TG and Natcom.

            Gross Profit. The Company's gross profit for the first nine months of 1997 increased to $4,500,918 from $2,146,129, a 109% increase. Overall gross profit as a percentage of net sales for the first nine months ending September 30, 1997 and 1996 amounted to 13% and 16%, respectively. The increase in gross profit dollars was a result of the increase in sales volume. The decrease in gross profit margins was as a result of the transition from the computer distribution to the value added systems integration business.

            Operating Expenses. Operating expenses for the first nine months of 1997 rose to $4,939,233 from $3,523,469 for the same period in 1996, a 40%
increase. Of these expenses, Global-InSync which was part of the Company for only one month during the first nine months of 1996, contributed $2,008,962. A decrease of $593,198 was due primarily to a reduction in expenses of the parent.

            Provision For Income Tax Credits. The benefit for income taxes was $403,402 for the first nine months of 1997, compared to a benefit of $615,576 for the same period in 1996. The deferred tax benefit is based on deferred tax assets which are considered realizable.

            Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net loss from continuing operations for the nine months of 1997 was ($605,104) and net loss per share was ($.10), as compared to a net loss of ($923,363) and net loss per common share of ($.29) from continuing operations for the same period in 1996.

Financial Condition And Liquidity

            The Company's cash balance as of September 30, 1997 was $165,671 and its working capital amounted to $476,492. Net cash used in operating activities during the nine months ended September 30, 1997 was $4,386,801. The decrease in the Company's cash position and cash flow is a result of the nine month loss from continuing operations of $605,104 and the loss for the same period from discontinued operations in the amount of $3,614,595.

            Effective July 1, 1997, the Company acquired Automated Systems Development of Indiana, Inc. ("ASDI") through the merger of ASDI into a newly created subsidiary of Natcom; Natcom Automated Systems, Inc. ("New ASDI"). The consideration for the merger consisted of 785 shares of the Company's Series 5 Preferred Stock, a $20,000 cash payment to the two former shareholders of ASDI and an earn-out based on future gross profits. New ASDI, located in Indianapolis, Indiana, is a full service systems integrator, providing modular products (hardware and software) that can be customized under a building block concept according to its customers' needs. In addition to installation, New ASDI provides full product support, training and maintenance and will assist Natcom in updating its proprietary School Administration software. The company believes that the synergies between Natcom and New ASDI operations will allow both companies to expand their services, products and customer base.

            Effective August 15, 1997 the Company will be winding down its relationship with Finova Capital Corp. ("Financial Institution") which has provided the Nevcor, Vircom TG and Natcom subsidiaries with an $8,000,000 inventory floorplanning credit line. This floor plan and credit line was primarily established to support the now discontinued aggregator business. The Company's intention is to phase out the credit line completely by the end of the year. Depending on its requirements, the Company may seek to replace Finova with another commercial lender.

            The Company does not have significant commitments for capital expenditures as of September 30, 1997 and no significant commitments are anticipated for the remainder of the 1997 calendar year.

            On August 7, 1997, the Company adopted a plan to dispose of the aggregator business of its Nevcor subsidiary due to the decision by NEC Technologies Group, Inc. ("NEC") to eliminate its two-tier system of distribution. NEC product accounted for approximately 70% of the Company's Nevcor subsidiary's net sales, for the nine months ended September 30, 1997. The reporting of the NEC sales has been eliminated as a result of the discontinuance of these operations. The Company has sought to offset the effect of the discontinued operations by increasing its presence in higher margin areas of the reseller and systems integration business, support services (i.e. cabling and break/fix operations) and diversifying its product line. The Company has become an authorized reseller for other vendors and has added the InSync line, in an ongoing effort to reduce its dependence on any single supplier. In light of the discontinuance of Nevcor's aggregator operation, Nevcor is expected to increase its overall gross margin.

            Management further expects to be able to minimize the effect of the discontinuance of Nevcor's aggregator business by increasing the value added systems integration business at its other and new subsidiaries.

            In July of 1997, to further expand its focus on higher margin reseller, systems integration and services, and to diminish its reliance on NEC product and the lower margin aggregator business, the Company created two new subsidiaries: Vircom Technologies Group, Inc. ("Vircom TG"), with locations in West Chester, Pittsburgh and Fort Washington, PA and Vircom Technologies Group of New England, Inc. with a location in Shelton, CT. In contrast to the Company's original Amcom (now Nevcor) and Vircom subsidiaries, the Vircom TG companies are full service value added resellers and systems integrators which provide, in addition to sales, break-fix services, cabling, design and installation and on-site engineering. The Vircom TG companies also sell to a broader market, selling to a variety of smaller (Fortune 2000) companies.

            Since inception, the Company has been actively engaged in making acquisitions, as a result of which the Company has the commitments described below.

            As previously reported, Nevcor and Vircom are required to make certain contingent payments relating to the acquisition of Amcom (Nevcor). The amount of the payments required in connection therewith is presently in dispute in litigation as described below.

            The acquisition of Natcom requires the Company to make the following future payments: $79,000 due at the end of each of the six quarters following September 28, 1996; and $80,000 due September 28, 1998, subject to available earnings before taxes. In March 1997, the purchase price was further increased to include $212,658, payable in six monthly installments of $35,443, commencing in July 1997, as well as certain payments payable based on achieving certain sales goals. These payments have been subjected to certain adjustments for prior income taxes payable by the sellers.

            Future commitments for the Company's prior acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 ("the Second Note"). Under the terms of the First Note, interest did not accrue until March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

            Future commitments to the former shareholders of ASDI include an earn-out payment equal to 4% of the first $1.5 million in gross revenue achieved by New ASDI, 3% of gross revenue in excess of $1.5 million and 2% of any gross revenue over $3 million. The ASDI earn-out payments are to be made 45 days after the close of each quarter and are subject to available EBIT.

            If after 5 years the aggregate earn-out payments total less than $600,000, the payments will be extended by the earlier of an additional 3 years or until the payments total $600,000.

            The Company has experienced reduced cash flow in 1997 due to the losses from discontinued operations in the first nine months of the year. The Company expects that income and cash flow anticipated from continuing operations (as demonstrated by the results of continuing operations in the three months ended September 30, 1997) during the remainder of 1997, together with existing financing arrangements and working capital, will be sufficient to fund the Company's operations at existing levels. However, if Global's operating levels and future growth exceed its financial resources, or if anticipated improvements in operating results and cash flow do not occur, the Company will be required to seek additional credit and financing facilities, either through institutional financing or the issuance of debt or equity security in the private or public market. There is no assurance that such credit or financing arrangements will be available on acceptable terms if needed.

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

            On or about September 30, 1997 Grove Avenue Corporation, the entity which in October of 1994 sold the assets from which the Nevcor and Vircom subsidiaries were created to the Company (the "Acquisition"), filed an amended complaint against the Company and its subsidiaries, seeking damages in excess of $50,000 and certain injunctive relief as a result of the Company's non-payment of certain installment payments allegedly due as a result of the Acquisition. The Company believes that the discontinuance of the Nevcor business will significantly alter the schedule of payments due under the Acquisition agreement and is actively attempting to resolve this dispute.

      Items 2 through 5 are not applicable.

Item 6        Exhibits

(a)(11)            Statement re computation of per share earnings

(a)(27)            Financial Data Schedule

            SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Date: November 14, 1997

            GLOBAL INTELLICOM, INC.


            By:   /s/ Robert L. Olson
                  -------------------------
                  Robert L. Olson
                  Vice President Finance