Form 10-K
period 1997-12-31
GLOBAL INTELLICOM INC
filed 1998-04-24
CIK 946355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED];
       For the transition period from _____________________ to _____________________;

                            COMMISSION FILE NUMBER: 0-26684

                                GLOBAL INTELLICOM, INC.
                 (Exact name of registrant as specified in its charter)

           NEVADA                      13-3797104
(State or other jurisdiction        (I.R.S. Employer
             of                  Identification Number)
      incorporation or
       organization)

     747 THIRD AVENUE,
     NEW YORK, NEW YORK                  10017
   (Address of principal               (Zip Code)
     executive offices)

Registrant's telephone number, including area code: (212) 750-3772
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. Yes ___ No ___

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 19, 1998 was approximately $11,003,750 (based on the average between the closing bid and asked prices of Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

    As of April 10, 1998 there were outstanding 7,952,345 shares of the Registrant's common stock, par value $.01 per share (the "Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Global Intellicom, Inc. (together with its subsidiaries, "Global" or the "Company") provides system integration and information technology services and assembles and supplies build-to-suit computer equipment for a wide range of customers, including corporate clients, governmental entities, institutions, professional users and resellers.

    The Company's subsidiaries and operations have been organized into two distinct groups, a systems integration division consolidated under the Company's Vircom Technologies Group, Inc. subsidiary ("Vircom TG"), and a production division which assembles and markets custom-built servers, workstations and personal computers.

    Vircom TG is a value-added reseller which provides a range of information technology consulting services, including cabling, systems integration, internal and external linking of networks, installation of new applications, assistance with non-compatible operating systems and architectures, and design and support services for enterprise-wide client server computer systems. The Company's production division ("Global-InSync") assembles, supplies and supports state-of-the-art, custom-built network products, including servers, workstations and personal computers, and markets them primarily to U.S. government, state educational and school system customers and to value-added resellers.

    COMPANY HISTORY

    Global was incorporated in September, 1994, and became a publicly-owned company through a distribution of its shares under a registration statement declared effective by the Securities and Exchange Commission on September 1, 1995. The Company's shares were listed for trading on the Nasdaq SmallCap Market in May, 1996.

    The Company has grown both through acquisitions, including Nevcor (1994), Natcom (1995), Global In-Sync and Speech Solutions (1996) and ASDI (1997), and through internal expansion. The aggregator operations of the Company's Nevcor subsidiary were discontinued in 1997, but the Company's distribution of brand-name products as a value-added reseller continues in Vircom TG. The consolidation of Global's operations into two divisions recognizes that a narrower focus in products, services and markets is a necessary basis for an increase in sales and profit margins, and is expected to prove more beneficial to the Company in the long term than pursuing the wholesale distribution of computer products at every market level.

    VIRCOM TG

    Vircom TG offers a wide range of systems integration services, including state-of-the-art cabling installation for both local and wide area networks. Vircom TG provides analysis of needs, system configuration, installation of fiber optic, wireless or conventional network circuitry, network integration, software loading, testing of system components, training of network personnel and system maintenance. As a value-added reseller, Vircom TG also supplies computer hardware and software and other peripheral equipment to basic computer system components furnished for the corporate, government, education, and professional end-user, and can offer products from major brand-name suppliers such as Compaq, IBM, Digital, Hewlett Packard, NCR, Sun MicroSystems, Microsoft and Novell under distributor or reseller agreements.

    By furnishing such a range of services, the Company believes it can combine the elements needed to offer a complete system or, in the Company's view, a "total solution" to meet client needs. Global's management believes that selling complete systems rather than separate components can generate repeat business and more loyal customers, and is more likely to yield higher margins. Moreover, the ability to provide cabling installation and diversified systems integration services is expected to position the Company to meet additional information system needs of larger multi-divisional organizations.

    Vircom TG has a professional service placement bureau that has developed, from its client base and various professional contacts, a database of potential information technology candidates for full and part-time placement. The Company intends to offer its clients fee-based access to this database.

    Vircom TG's information technology, systems integration and cabling services are sold to a diversified customer base which includes large corporate and governmental users of such services, such as Lockheed Martin, Lucent Technologies, PNC Bank, Smith Barney, Westinghouse, IKEA, Saturn, Widener University, Avis and the U.S. Coast Guard.

    GLOBAL-INSYNC

    Through Global-InSync, the Company assembles and markets its own state-of-the art, Pentium-Registered Trademark--class, customized servers, workstations and personal computers, built to individual customer specifications in the Company's facilities in Springfield, Virginia. Custom-built Global-InSync products are particularly suited for situations where standard models of name-brand equipment are either not cost-effective, are not flexible enough to fill a particular client need, or are not available in quantity on an agreed delivery schedule.

    The Company's workstations are configured on either
Pentium-Registered Trademark-or Pentium-Pro-Registered Trademark- processors, and file servers are based on both Pentium Pro and multi-processor components. InSync product offerings include ISA, EISA and PCI architecture, desk-top, mid-tower or full-tower cases, enhanced IDE and SCSI hard drive platforms, CD-Rom drives, RAID array subsystems and Energy Star compliant monitors. Global-InSync's workstations and file-servers are certified for use with Novell network software, Windows 95 and Windows NT, and Global-InSync is a certified build-to-order supplier of workstation products for the General Services Administration.

    Global-InSync products and associated warranty and repair services are distributed primarily through third-party value-added resellers and systems integrators who, in turn, sell the products and various services to commercial enterprises and governmental users.

    In connection with consolidating operations of its various units and seeking to increase overall profit margins, the Company is considering various alternatives for expanding production capacity and improving operating margins at Global-InSync, including the possible outsourcing and subcontracting of certain production runs where cost-effectiveness is established.

    MARKETING, SALES AND CUSTOMERS

    Global markets products and services to approximately 1,000 customers, including corporations, government agencies, educational and other institutions, professional users, value-added resellers and value-added dealers. Although products and services are marketed nationwide, the majority of sales are to customers located in the eastern half of the United States.

    A major customer of the Company, particularly of its Global-InSync division, is Lockheed Martin, sales to which accounted for more than 20.8% of the Company's revenues in 1996 and 22.0% of revenues from continuing operations in 1997. A significant reduction in sales to such customer or a loss of the customer account would have a materially adverse effect on the Company's business and results of operations, unless the Company were able to replace such sales and account, as to which there can be no assurance.

    At the end of 1997, the Company had a purchase order backlog, reasonably believed to be firm, of approximately $1.7 million.

    The Company's marketing and sales staff consisted of approximately 75 employees as of March 31, 1998. Marketing and sales efforts emphasize product quality and diversity, prompt delivery, competitive pricing and a high level of product support, for which Global's technical support staff is utilized. Training of sales personnel includes product seminars conducted by manufacturers and certification by certain manufacturers of individual sales representatives as being qualified to market specific equipment.

    In addition to servicing and furnishing post-sale support to existing customers, the Company's sales force solicits new business by pursuing leads from manufacturers with whom Global has distribution relationships, by contacting prospects identified through other industry sources, by direct mail, by telephone campaigns, by participation in trade shows, and by advertising in trade publications.

    SUPPLY OF PRODUCTS OF OTHER MANUFACTURERS

    Except for equipment produced by the Company's Global-InSync division, the Company purchases products directly from distributors or manufacturers. In seeking suppliers, the Company considers product demand, availability and performance, technical sophistication and profit margin potential.

    Until the Company discontinued its aggregator business in the summer of 1997, the Company purchased, and carried in inventory, a substantial amount of computer products and accessories directly from various manufacturers such as NEC and NCR, under a number of vendor agreements containing customary industry terms and conditions, such as minimum purchase requirements, stock rotation, price protection and product updating and obsolescense provisions. Since discontinuing the aggregator business, the Company has purchased much of its product inventory from distributors, although it continues to have reduced vendor relationships with certain manufacturers.

    While computer information system equipment is generally available on a continuous basis, the demand for certain products sold by the Company occasionally exceeds the supply available from a specific distributor or manufacturer. In such cases, the distributor or manufacturer may attempt to allocate the affected product equitably among their customers, including the Company. Global's management is aware that the Company's ability to compete effectively has been and may be periodically affected by such occasional product shortages, and management accordingly seeks constantly to expand the base of distributors and other vendors from whom it obtains products.

    The Company receives quarterly credits on the purchase of certain vendors' products. The amount of each vendor's credits depends upon the quantity of products purchased or the Company's cost of products shipped. Such credits are reflected in the Company's financial statements as a reduction of product inventory cost when earned.

    COMPETITION

    Competition in the integration of computer systems and the supply of computer system equipment remains intense. The Company's competitors in systems integration services include national, regional and local distributors, resellers and integrators, most of which are privately held, and, accordingly, information on their size and business is not readily available although the Company believes there are a significant number of competitors having substantially greater resources than Global. Competitors of Global-InSync in the production of custom-built servers, workstations and personal computers include Compaq, Comp USA, Dell, Gateway and Hewlett Packard, all of which are vastly larger than the Company in revenues and in financial, sales and other resources.

    Key competitive factors in the supply of systems integration services and computer network workstations and accessories include availability of technical support personnel, competence in and familiarity with a variety of computer equipment and software, prompt response times, product selection and price. While a number of national and regional integrators and suppliers of computer systems have substantially greater financial resources and larger staffs than the Company, the Company views its emphasis on service and technical support, and its offering of total systems and total solutions for customers, as a competitive strength.

    FLOORPLAN FINANCING ARRANGEMENTS

    In addition to selling products against immediate payment, Global extends payment terms to customers with approved credit, based upon their financial profile and credit history, and to purchasers who have qualified for certain floorplan financing when available. During 1997, to facilitate sales to certain customers, the Company had floorplanning agreements with certain financial institutions. Such floorplanning agreements transfer responsibility for payment from a customer of Global to the floorplan finance company, which pays Global, generally within 3 to 15 days of shipment. The Company is typically required to pay the finance company a range of floorplan "points" based on the invoice price of the products purchased.

    Until September, 1997, the Company had an active floorplan financing arrangement with an industry floorplanner, which was used primarily for purchasing inventory for the Company's aggregator operations. As previously reported, the Company has discontinued such operations and has not been using the floorplanning facility. Balances owed to the floorplanner are being reduced on a periodic basis.

    FINANCING OF ACCOUNTS RECEIVABLE; CUSTOMER CREDIT

    The Company has a factoring facility with a financial institution (the "Lender"), under which the Lender purchases receivables from the Company on a recourse basis. Global views its relationship with the Lender to be important and beneficial, and the loss of such relationship, if not replaced, could have a materially adverse effect on the Company's business, financial condition and results of operations. While the Company believes it could obtain a replacement factoring facility if necessary, there is no assurance it will be able to do so within a specific time period or on terms which would be satisfactory.

    The Company uses a Credit Committee composed of Global officers and employees to monitor and control its credit exposure on customer receivables. The Credit Committee undertakes background credit checks for all proposed customers. Assuming credit is acceptable, the Credit Committee establishes limits on the amount of outstanding receivables which a customer can incur. Orders in excess of this limit may only be authorized by the Credit Committee. Customers who fail to adhere to agreed credit terms are contacted, and the Company ordinarily discontinues shipments until acceptable credit standing is reestablished.

    RECENT EQUITY FINANCING

    As of February 20, 1998, the Company had completed the sale of 2,200 shares of Series 6 Convertible Preferred Stock of which 1,200 shares were sold in 1997 and 1,425 shares of Series 7 Convertible Preferred Stock to investors in private placement transactions, receiving aggregate net proceeds of $3,255,500 from the financing. Such financing proceeds have been used for the carrying of inventory and receivables and for reduction of accounts payable, increasing the Company's working capital base.

    As provided in the Certificates of Designation for the Series 6 and Series 7 Convertible Preferred Stock, such shares have a liquidation preference of $1,000 each, are non-voting, and carry a dividend of $50.00 per year, payable semi-annually. At the election of the Company, dividends may be paid in shares of Common Stock, priced at the five-day average closing bid price of Common Stock prior to the dividend record date. Shares of Series 6 and Series 7 Preferred Stock are convertible into Common Stock at a conversion price equal to 75% of the five-day average closing bid price per share of Common Stock immediately prior to conversion. The Company may call such shares for redemption at a price equal to 133% of the liquidation preference of the shares. The Company is obligated to register for public sale the shares of Common Stock issuable to holders of Series 6 and Series 7 Convertible Preferred Stock, and has filed with the Securities and Exchange Commission a pending registration statement in which such shares, along with other securities, are included.

    The Company has filed a Certificate of Designation authorizing the future private sale of up to 1,500 shares of Series 8 Convertible Preferred Stock, which, at a price of $1,000 per share, could generate gross proceeds of up to $1,500,000 for the Company. To date, the Company has received subscriptions for the purchase of 325 shares.

    Series 8 Preferred shares are non-voting, have a liquidation preference of $1,000 each, and will carry a 5% dividend payable in cash or in shares of Common Stock at the election of the Company. Shares of Series 8 Preferred Stock are convertible into Common Stock at a 25% discount to the five-day average closing bid price per share. Series 8 shares are callable at the option of the Company at a redemption price equal to 133% of their liquidation preference. Holders of Series 8 Preferred shares will have registration rights similar to those granted to holders of Series 6 and Series 7 Convertible Preferred Stock.

    EMPLOYEES

    As of December 31, 1997, the Company had 204 full-time employees, including 75 persons employed in sales and marketing functions, 66 persons in production and assembly, nine persons involved in technical support roles, ten persons involved in purchasing and warehouse functions, and 44 persons involved in executive, administrative, and finance functions. Global considers its relations with its employees to be good.

    CERTAIN TRANSACTIONS

    In January, 1998, the Company's Board of Directors voted $676,382.80 additional compensation to the Company's Chairman and Chief Executive Officer N. Norman Muller attributable to 1997. Of that additional compensation, $359,216.03 was in consideration for Mr. Muller extending his personal guarantee for some of the Company's indebtedness. The additional compensation was offset against loans owed by Mr. Muller to the Company.

    The Company's Executive Vice-President, Howard Maidenbaum, has also extended personal guarantees of all the same indebtedness of the Company as that guaranteed by Mr. Muller. Both Mr. Muller and Mr. Maidenbaum are also directors of the Company. Another of the Company's directors, Thomas W. Smith, has personally guaranteed one of the obligations also guaranteed by Mr. Muller and Mr. Maidenbaum. The Company's Board of Directors has not as yet determined what consideration, if any, will be given to Mr. Maidenbaum and Mr. Smith for their guarantees.

    Additionally, Mr. Muller has informed the Company that he has become the Manager of a limited liability corporation (the "LLC") formed for the purpose of acquiring control of a public corporation other than the Company. The target of the LLC's efforts is in an industry different from and unrelated to the Company's business. The LLC has acquired greater than 5% of the voting stock of its target, and has commenced litigation against the management of its target.

ITEM 2. PROPERTIES

    COMPANY FACILITIES

    The Company's facility for the assembly of the network products of Global-InSync consists of a 52,000 square foot plant in Springfield, Virginia, and is occupied under a lease expiring in 2001. As a result of a change to just-in-time inventory, management of the InSync Subsidiary is considering replacing its current premises with a smaller facility. InSync is currently in arrears on its rental payments and has commenced negotiations to resolve these lease issues. Vircom TG's principal office and warehouse is located in Exton,

Pennsylvania, under a lease expiring in 2004, and the Company also maintains office facilities in Florida, Indiana, New Jersey and New York. The Company's corporate and executive offices are at 747 Third Avenue, New York, New York 10017, and are occupied under a lease expiring in 2005.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in the following legal proceedings:

    1. An action pending in the Supreme Court of the State of New York, entitled SUNCOAST CAPITAL CORP. V. GLOBAL INTELLICOM, INC., ET AL., commenced on or about September 18, 1997 against the Company and three of its officers and directors by a holder of a warrant issued by the Company for claimed damages of $1,000,000, alleging that the Company breached the terms of the warrant by failing to register for public sale shares of Common Stock issuable on exercise of the warrant. The Company has included these shares in its presently pending registration statement on Form S-3, has asserted as an affirmative defense that the transaction in connection with which the warrant was issued was void under New York's usury law, and has counterclaimed for $29,666.57. The Company has moved for summary judgment dismissing the complaint and intends to continue to defend the action vigorously.

    2. An action pending in the Pennsylvania Court of Common Pleas, Delaware County, entitled SCOTT ARCH AND ELLEN ARCH V. AMCOM BUSINESS CENTERS CORP., ET AL., commenced on or about October 30, 1996 by the former owners of the Company's Nevcor subsidiary against the subsidiary and two of the Company's directors as guarantors, claiming $93,449 in tax reimbursements alleged to be due under the Nevcor acquisition agreement and a subsequent modification thereof. The Company believes that Plaintiffs' calculations are in error and that Plaintiffs have been paid in full. The Company has provided Plaintiffs with accounting computations supporting the Company's position and is awaiting Plaintiff's response thereto.

    3. An action pending in the Pennsylvania Court of Common Pleas, Delaware County, entitled GROVE AVENUE CORP. F/K/A AMCOM BUSINESS CENTERS CORP. V. GLOBAL INTELLICOM, ET AL., commenced on or about September 30, 1997 by the corporate entity which sold the assets from which the Nevcor and Vircom subsidiaries were created, against the Company and certain of its subsidiaries for unspecified damages claimed to be in excess of $50,000, for payments alleged to be due pursuant to the acquisition agreement and a subsequent modification thereof. Required payments were to be calculated as a percentage of the gross sales of AmCom and Vircom. The complaint alleges that payments based on actual AmCom and Vircom sales are due and owing, and that the Company diverted sales from AmCom and Vircom to other subsidiaries to avoid payment. The Company vigorously disputes that any sales were diverted, and, although conceding that some payments are due, disputes the amounts claimed by Plaintiff. The Company is actively attempting to resolve this dispute.

    4. An action pending in the Pennsylvania Court of Common Pleas, Montgomery County, entitled LAWRENCE FOX V. GLOBAL INTELLICOM, INC., ET AL., commenced on or about August 21, 1997 for unspecified damages in excess of $50,000 for alleged breach of a brokerage contract for a corporate acquisition, as well as claims for unspecified further actual and punitive damages for fraud and other allegedly tortious conduct. The Company filed preliminary objections to all except the breach of contract claims, and the Company's preliminary objections were sustained so that all claims except for the alleged breach of contract were dismissed. The Company contends that the corporate acquisition in question was never consummated so that no brokerage commission is owed. The Company is vigorously defending this action.

    5. An action pending in the United States District Court for the District of New Jersey, entitled GREEN TREE VENDOR V. GLOBAL INTELLICOM, INC. ET AL., commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. Company counsel has not yet reviewed the complaint in this action, but has been advised by Global that the claimed amount is not due and that

Global's records reflect that the amount owed, if any, is far less than the amount demanded. The Company intends to defend this action vigorously.

    6. An action pending in the Supreme Court of the State of New York, County of New York, entitled FAWCETTE TECHNICAL PUBLICATIONS CO. D/B/A VISUAL BASIC PROGRAMMER'S JOURNAL V. GLOBAL INTELLICOM INC., ET AL., claiming $48,599.90 due for printing services rendered for one of the Company's subsidiaries which has discontinued its operations. The Company denies that this amount is due and its records reflect that the amount owed, if any, is far less than that demanded. The Company is vigorously defending this action.

    7. On or about April 15, 1998, Bell Micro Products, a supplier of the Company's Global-InSync subsidiary, commenced an action in the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to Bell Micro in the amount of $784,556.43. The Company has not yet had the opportunity to evaluate the merits of Bell Micro's claim.

    In addition to the foregoing, the Company's Board of Directors previously voted to indemnify certain of the Company's officers and directors ("the Indemnitees") who were former officers and/or directors of Global's former parent company, Communications and Entertainment Corp. ("ComEnt"), for claims against the Indemnitees arising out of their prior service on behalf of ComEnt, in the event that ComEnt failed to honor an obligation it previously undertook to indemnify the Indemnitees with respect to any such claims. Two claims within the scope of ComEnt's indemnification obligation have been asserted against certain of the Indemnitees, but ComEnt has declined to honor its obligations under its indemnification. Pursuant to the action of the Company's directors in authorizing such indemnification, the Company has paid certain legal fees and related expenses in connection with the defense of such claims. The pending claims against certain of the Indemnitees, and the status thereof, are:

           A. An action in the United States District Court for the Central District of California entitled DIANA PFANNEBECKER, INDIVIDUALLY AND ON BEHALF OF ALL OTHER SIMILARLY SITUATED PLAINTIFFS V. N. NORMAN MULLER, ET AL. From information made available to the Company, it appears that this action has been dismissed by the District Court, and an appeal to the United States Court of Appeals for the Ninth Circuit from the dismissal is presently pending.

           B. An action pending in the California Superior Court, Los Angeles County, entitled KRISHNA SHAH V. N. NORMAN MULLER, ET AL. The Company has been advised that a tentative settlement agreement has been reached and the parties are in the process of preparing the necessary documentation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Common Stock of Global is listed on the NASDAQ Small Cap Market under the symbol GBIT. The following table sets forth the high and low bid prices of Common Stock as reported on NASDAQ for each calendar quarter during the year ended December 31, 1997 and for the period from May 16, 1996 (when Global's Common Stock was first listed on NASDAQ) to December 31, 1996:

                                                                                       BID
                                                                               --------------------
1997                                                                             HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
January 1 through March 31...................................................  $    3.25  $    1.81
April 1 through June 30......................................................       2.88       1.72
July 1 through September 30..................................................       3.13       2.16
October 1 through December 31................................................       2.69       1.41

                                                                                          BID
                                                                                  --------------------
1996                                                                                HIGH        LOW
--------------------------------------------------------------------------------  ---------  ---------
May 16 to June 30, 1996.........................................................       6.88       4.00
July 1 to September 30, 1996....................................................       6.00       2.75
October 1 to December 31, 1996..................................................       6.00       1.88

    From November 13, 1995 to May 16, 1996, Global's Common Stock was listed on the OTC Bulletin Board under the symbol "GBIT." The high and low bid quotations for the Common Stock from November 13 to December 31, 1995, as reported on the OTC Bulletin Board, were $3.25 and $1.00, respectively. The high and low bid quotations on the OTC Bulletin Board for the first quarter of 1996 were $7.38 and $3.00, respectively.

    The bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    No dividends have been declared or paid with respect to the Common Stock.

    As of April 10, 1998, there were approximately 3,657 record holders of the Company's Common Stock and 7,952,345 shares of Common Stock outstanding.

    ISSUANCE OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, AS
     AMENDED

    The following unregistered securities were issued by the Company in 1997:

        (a) In January, 1997, the Company issued an aggregate of 589,439 shares of Common Stock in conversion of shares of Series 1 and Series 4 Convertible Preferred Stock previously sold by the Company in 1996 private placement financing transactions under Regulation S. The Regulation S financing transactions were described in quarterly reports filed by the Company in 1996.

        (b) In May, 1997, the Company issued an aggregate of 24,326 shares of Common Stock to Avonwood Capital Corp. in lieu of payment of consulting fees in the amount of $60,000 and in consideration of the early termination of a consulting agreement.

        (c) In September, 1997, in connection with the Company's acquisition by merger of the shares of Automated Systems Development of Indiana, Inc. ("ASDI"), the Company issued a total of 785 shares of Series 5 Convertible Preferred Stock, having a liquidation preference of $1,000 per share and convertible into Common Stock at a ratio of one share of Common Stock for each $10.00 of liquidation value. The Series 5 Convertible Preferred shares were issued in payment of a portion of the purchase price paid for ASDI.

        (d) In September, 1997, the Company issued an aggregate of 15,000 shares of Common Stock to nine former stockholders of Natcom in lieu of a payment of $48,000 due under the terms of the Company's September, 1995 acquisition of Natcom.

        (e) In December, 1997, the Company issued a total of 1,200 shares of Series 6 Convertible Preferred Stock to two institutional investors in connection with a private placement financing. See "Recent Equity Financing" in Item 1, above.

    All of the securities described in paragraphs (b) through (e) above were issued with standard restrictive legends, and stop transfer instructions were filed with the Company's transfer agent in connection therewith. Such issuances represented private transactions, and no underwriter or public offering was involved. By reason of the foregoing facts, the Company claims exemption for such issuances as private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    With respect to the issuances of shares of Common Stock upon conversion of Series 1 and Series 4 Convertible Preferred Stock referred to in paragraph (a) above, such shares were issued without restrictive legend pursuant to the provisions of Regulation S and after (i) the expiration of holding periods required by Regulation S and (ii) the receipt of legal opinions from attorneys for the purchasers of Series 1 and 4 Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                             COMPANY                      PREDECESSOR COMPANY
                                             ----------------------------------------  --------------------------
                                                 YEAR          YEAR          YEAR       JANUARY 1        YEAR
                                                ENDED         ENDED         ENDED        1994 TO        ENDED
                                             DECEMBER 31   DECEMBER 31   DECEMBER 31   DECEMBER 31   DECEMBER 31
                                                 1997          1996          1995        1994(1)         1993
                                             ------------  ------------  ------------  ------------  ------------
Net sales..................................   $51,235,126   $28,054,341   $8,769,599     6,411,975     7,462,184

Income (loss) from
  Continuing operations....................   (2,302,808)     (706,493)      203,332        97,943       225,343
  Discontinued operations..................   (7,133,152)     (378,895)       66,851       251,854       611,059

Income (loss) per share from
  Continuing operations....................        (0.34)        (0.22)         0.07           N/A           N/A
  Discontinued operations..................        (0.95)        (0.11)         0.02           N/A           N/A
Pro forma net income (2)...................          N/A           N/A           N/A        58,825       135,633
Pro forma net income per share.............          N/A           N/A           N/A           N/A           N/A

Shares used in computing net income (loss)
  per share................................    7,481,307     3,527,053     2,927,170           N/A           N/A

CONSOLIDATED BALANCE SHEET DATA:

                                             DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                 1997           1996           1995
                                             ------------   ------------   ------------
Working capital (deficit)..................  $(6,783,555)   $ 3,930,788    $(1,106,451)      516,965       765,762

Total assets...............................   18,934,967     22,822,892     11,313,831     5,988,568     5,936,352

Due to financial institutions..............    3,269,418      1,711,429      4,994,135     4,546,657     4,793,856

Stockholders' equity.......................    1,892,299      9,625,172      2,329,524       903,199       853,402

------------------------

(1) The Company was incorporated on September 1, 1994. The Company purchased the net assets of the Predecessor Company on December 8, 1994 and commenced operations on that date.

(2) Pro forma net income has been presented to show results of operations assuming the Predecessor Company filed its income tax return as a C corporation.

(3) See Notes 2 and 20 of Notes to the Consolidated Financial Statements for an explanation of the calculation of shares used in computing net income (loss) per share.

(4) The Predecessor Company's continuing operations for 1994 and 1993 represent its non-aggregator activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    BACKGROUND

    In December, 1994, Global acquired the assets and business of a predecessor company. Effective September 1, 1995, pursuant to a registration statement filed with the Securities and Exchange Commission, a public distribution of 850,000 shares of Global's Common Stock was made to shareholders of another publicly held entity, as a result of which Global became a reporting public company.

    On September 28, 1995, the Company acquired Natcom, and, effective September 1, 1996, the Company purchased the business now operated through Global- InSync.

    Effective July 1, 1997, the Company discontinued its Nevcor aggregator operations as a result of a decision by NEC, which accounted for more than 90% of Nevcor's business, to cease distributions through the aggregator channel.

    Effective August 1, 1997, the Company discontinued its Speech Solutions operations as a result of management's decision that the ratio of capital requirements to revenue for a software developer such as Speech Solutions was incompatible with the overall focus of the Company and its subsidiaries.

    With respect to the Company's continuing operations, the following discussion and analysis compares: (i) the operating results of the Company for the year ended December 31, 1997 with the operating results of the Company for 1996 (which includes the operating results of Global InSync from September 1, 1996 to December 31, 1996; (ii) the Company's operating results for 1996 as compared with the operating results of the Company for 1995 and; (iii) due to discontinued operation of Nevcor, no comparison is possible with the operating results of the Company for the year 1995 with the operating results of the Company for the period from Global's inception on September 1, 1994 through December 31, 1994. All comparison information reflects restatement of financials as a result of the discontinued operations.

    Also included is a discussion and analysis of the Company's financial condition and liquidity as of December 31, 1997. The following text should be read in conjunction with the Company's Consolidated Financial Statements contained in this report.

    RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 AS COMPARED WITH RESULTS FOR
     THE YEAR ENDED DECEMBER 31, 1996

    NET SALES

    Net Sales increased to $51,235,126 for the year ended 1997 from $28,054,341 for the year ended 1996, an 83% increase. The increase in Global's net sales for 1997 was due to increased sales efforts.

    GROSS PROFIT

    As a result of increased sales, the Company's gross profit for 1997 rose to $6,567,644 from $4,275,166 for 1996, an increase of $2,292,475. Overall gross profit for the two years as a percentage of sales amounted to 12.8% in 1997 and 15.2% in 1996. The decrease in gross profit percentages is mainly as a result of increased sales at the InSync subsidiary, which traditionally sells at lower margins.

    OPERATING EXPENSES

    Operating expenses for 1997 rose significantly to $7,822,729 from 1996's level of $5,202,193, a 50% increase. The increase is primarily due to expenses associated with additional sales, marketing and technical support personnel, along with expenditures in integrating acquired operations.

    OTHER EXPENSES

    Other expenses rose to $1,557,852 for 1997 from $238,803 for 1996, a $1,319,049 increase. The increase was primarily due to a reserve being carried as a result of an indemnitor refusing to honor an indemnification agreement for which the Company has agreed to act as secondary indemnitor. See discussion under Item 3, "Legal proceedings."

    PROVISION FOR INCOME TAX CREDITS

    The 1997 benefit for income taxes was $510,129, compared with a benefit of $459,337 for 1996. The deferred tax benefits are based on deferred tax assets.

    INCOME (LOSS) FROM CONTINUING AND DISCONTINUED OPERATIONS

    For 1997 the Company generated a loss of ($2,302,808) after operating and other expenses, compared to loss of (706,493) after operating and other expenses in 1996. The increase in the loss was caused primarily by a decrease in the gross profit margins and an increase in expenses as mentioned above. In 1997, the Company discontinued the Nevcor and Speech Solutions businesses. Of the Company's aggregate 1997 loss of $9,435,960, the loss from discontinued business was $7,133,152. The loss from these discontinued businesses was $378,895 in 1996 and $111,418 in 1995.

    NET INCOME (LOSS) PER SHARE

    As a result of the factors discussed above, the net loss for 1997 was ($9,435,960) and the net loss per share was ($1.29), as compared to a net loss of ($1,085,388) and a net loss per share of ($.33) in 1996. The per share calculation is based on the weighted average number of shares outstanding.

    YEAR ENDED DECEMBER 31, 1996 AS COMPARED WITH YEAR ENDED DECEMBER 31, 1995
     (CONTINUING OPERATIONS)

    NET SALES

    Net sales increased to $28,054,341 for the year ended 1996 from $8,769,599 for the year ended 1995, a 220% increase. Net sales of InSync from the effective date of its acquisition on September 1, 1996 to December 31, 1996 were $13,985,710. Net sales of NATCOM for the full 1996 year were $5,315,711 compared to $2,356,670 from the date of its acquisition on September 28, 1995 to December 31, 1995. The increase in Global's aggregate net sales for 1996 were primarily due to the InSync and NATCOM acquisitions.

    GROSS PROFIT

    The Company's gross profit for 1996 rose to $4,275,166 from $680,215 for 1995, with the gain of $3,594,951 representing contributions from a full year of operations of NATCOM and four months of operations of InSync in 1996. Overall gross profit for the two years as a percentage of net sales amounted to 15.2% in 1996 and 7.7% in 1995, although these amounts are not representative of a comparison based on consistent full-year results because of the timing of the NATCOM and InSync acquisitions.

    OPERATING EXPENSES

    Operating expenses for 1996 rose substantially, to $5,202,193 from 1995's level of $720,969, a 622% increase. Of the $4,481,224 increase, $2,338,916 represents incremental operating expense resulting from the inclusion of a full year of operations of NATCOM and four months of operations of InSync in 1996, and the remaining $2,142,308 represents additional investment in sales, marketing and administrative personnel, along with expenditures in integrating acquired operations.

    OTHER EXPENSES

    Other expenses, principally interest expense, rose to $238,803 for 1996 from other income of $13,778 for 1995, or a $252,581 increase. The increase in 1996 interest expense was primarily due to higher costs associated with short-term bridge loans earlier in the year, as well as to an increase in indebtedness to the Company's factor and financial institution because of higher operating levels.

    INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX CREDITS

    For 1996, the Company generated a loss of ($1,165,830) after operating and other expenses, compared to a loss before tax credits of ($26,976) in 1995, as the gains in gross profit from the full-year of operations of NATCOM and from the four-month contribution of InSync were more than offset by the increases in such expenses as noted above.

    PROVISION FOR INCOME TAX CREDITS

    The 1996 benefit for income taxes was $459,337 compared with a benefit of $230,308 for 1995. The deferred tax benefits are based on deferred tax assets which are considered realizable.

    NET INCOME (LOSS) PER SHARE

    As a result of the factors discussed above, the net loss for 1996 was ($1,085,388) and net loss per share was ($.33), as compared to net income of $270,183 and net income per share of $.09 for 1995. The per share calculation is based on the weighted average number of shares outstanding.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's cash balance at year-end was $138,469 and it had a working capital deficit of ($6,783,555), compared to cash of $1,516,072 and working capital of $3,930,788 at the end of 1996. Cash used in operations was $2,970,785, compared to a cash flow of $1,048,307 in 1996.

    The Company has a factoring agreement under which it factors trade receivables. The maximum aggregate amount available under the factoring facility is $9,000,000, receivables are handled on a recourse basis. The Company's obligations under the factoring arrangement are personally guaranteed by two of the Company's directors.

    Since inception, the Company has been actively engaged in making acquisitions of related businesses. Under existing acquisition agreements, the Company has a variety of commitments, as described below.

    In accordance with the agreements relating to the acquisition of NEVCOR, the Company is required to pay a contingent payment based upon 1/2% of NEVCOR's net sales which was due quarterly during 1996, and monthly after January 1, 1997 thereafter. The Company believes that no payments are required subsequent to the discontinuance of NEVCOR.

    The acquisition and related employment agreements pursuant to which the Company acquired Natcom in 1995 required the Company to make various installment payments. Effective as of December 31, 1997, the Company negotiated the termination of such agreements and accepted the resignation of Natcom's President. The termination arrangements provide for a total payment to the former Natcom shareholders of $177,000, which payment may be made by the issuance of an aggregate of 85,500 shares of the Company's Common Stock. The Company may also issue an aggregate of 150,000 shares of Common Stock to certain former Natcom officers in consideration of such officer's entering into binding non-compete agreements. The non-compete shares vest over a two-year period and the non-competition agreements expire December 31, 1999. After considering and evaluating a possible discontinuance of certain Natcom operations, the Company has determined that Natcom's operations should not be discontinued and should instead be organized and consolidated in the Vircom TG division.

    Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 ("the Second Note"). Under the terms of the First Note, interest starts to accrue on March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ending June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

    The Company experienced a loss of approximately $9,435,960, of which $7,133,152 was from discontinued operations. The Company has a working capital deficit of $6,784,000 at December 31, 1997. The Company has restructured its operations including discontinuing unprofitable businesses and reducing overhead in the others. Overhead reduction measures include: (a) the consolidation of the Natcom operations under Vircom TG; (b) the closing of two of the Company's offices; (c) a reduction in the Company's workforce of approximately 40 people;
(d) the relocation of the Vircom TG subsidiary to smaller and more cost effective space in Exton, PA; and (e) the election of new health and life insurance benefits which will result in significant savings to the Company. In addition, the Company has raised additional capital through the sale of preferred stock and is attempting to raise capital through a pending offering. In order to increase its working capital and to sustain present operating levels, the Company will require financing in addition to recent equity financing (see "Recent Equity Financing" above). No assurance can be given that such financing will be available on commercially acceptable terms. All of the above represent the Company's efforts to achieve profitable operations and continuation of the business, which is dependent on the Company's ability to achieve sufficient cash flow and to meet its current obligations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    Pursuant to General Instruction G-3, and in response to the items contained in this Part III, the Registrant is incorporating by reference the information which will be included in Registrant's definitive proxy statement to be filed within 120 days after December 31, 1997.

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

    (3.1)  Restated Articles of Incorporation and Certificate of Change.(*)

    (3.2)  Amended and Restated By-Laws.(*)

    (3.3)  Form of Certificate of Designation for Series 6 Convertible Preferred Stock.

    (3.4)  Form of Certificate of Designation for Series 7 Convertible Preferred Stock.

    (3.5)  Form of Certificate of Designation for Series 8 Convertible Preferred Stock.

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

  (10.14)  Nectech Authorized Major Reseller Agreement dated April 12, 1990.(*)

  (10.15)  Dealer Agreement, dated December 1995, between AT&T Global Information Solutions
           (f/k/a NCR Corporation) and AMCOM.(*)

  (10.16)  Lease Agreement, dated March 20, 1995, between AMCOM and Warehouse Associates for
           Global's West Chester, Pennsylvania facilities.(*)

  (10.17)  Stock Purchase Agreement dated September 28, 1995 by and between Global and the
           Sellers named therein(***)

  (10.18)  Warrant Agreement dated March 20, 1996 by and between Global and N. Norman Muller,
           Howard Maidenbaum, Anthony R. Cucchi, Thomas W. Smith, Wayne M. Rogers and David A.
           Mortman (each a Director)(++++)

  (10.19)  Letter Agreement dated as of January 1, 1995 between Global and Perry Scheer.(++++)

  (10.20)  Letter Agreement dated January 1, 1996 between Global and Wayne M. Rogers.(++++)

  (10.21)  Warrant Agreement dated March 5, 1996 by and between Global and Pacific Consulting
           Group.(++++)

  (10.22)  Warrant Agreement dated March 20, 1996 by and between Global and Wharton
           Associates.(++++)

  (10.23)  Warrant Agreement dated March 5, 1996 by and between Global and MWW/Strategic
           Communications, Inc.(++++)

  (10.24)  Letter Agreement dated as March 27, 1996 by and between Global, AMCOM and Warehouse
           Associates.(++++)

  (10.25)  Amendment Agreement dated as of March 28, 1996 by and between Global and the
           Sellers named therein.(++++)

  (10.26)  Employment Agreement dated September 28, 1995 between National Computer Resources,
           Inc. ("NATCOM"), Global as guarantor and Frederick Smith.(++++)

  (10.27)  Employment Agreement dated September 28, 1995 between NATCOM, Global as guarantor and Richard Dilts.(++++)

  (10.28)  Consulting Agreement dated September 28, 1995 between NATCOM, Global as guarantor and Stephen T. Barry.(++++)

  (10.29)  Letter Agreement dated December 31, 1995 by and between Global and Messrs.
           Maidenbaum and Muller.(++++)

  (10.30)  Warrant Agreement dated March 20, 1996 by and between Global and Perry
           Scheer.(++++)

  (10.31)  Settlement Agreement and Mutual Release dated March 28, 1996 by and between Grove
           Avenue Corp. and AMCOM, VIRCOM and Global.(++++)

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

  (10.36)  Asset Purchase Agreement dated as of October 18, 1996 by and between Pro Notes
           Acquisition Corporation and the Company on the one hand and Pro Notes Inc. and Alan
           Costilo on the other, by which the Company purchased the assets of Pro Notes,
           Inc.(++)

  (10.37)  Agreement dated January 22, 1997 between Global and Century Business Credit
           Corporation.(++++)

  (10.38)  Promissory Note dated February 1, 1996 between Global as borrower and Triangle
           Bridge Group, LP.(++++)

  (10.39)  Extension Agreement dated November 22, 1996 between Global and Triangle Bridge
           Group, LP.(++++)

  (10.40)  Letter Agreement dated February 16, 1996 between Global and Goodkind Labaton Rudoff
           & Sucharow LLP.(++++)

  (10.41)  Stock Purchase Agreement dated February 16, 1996 between Goodkind Labaton Rudoff &
           Sucharow LLP and various Purchasers.(++++)

  (10.42)  Letter Agreement dated August 21, 1996 between Global and World Capital Funding,
           Inc.(++++)

  (10.43)  Lead/Corporate Relations Agreement dated August 15, 1996 between Global and
           Corporate Relations Group, Inc.(++++)

  (11)     Statement re: Computation of Per Share Earnings, attached as Exhibit 11 to the
           Financial Statements.

  (21)     List of the Company's Subsidiaries.

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

------------------------

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

      (+)  Designates document incorporated herein by reference to Global's Report on Form 8-K dated September 16, 1996, File No. 0-26684.

     (++)  Designates document incorporated herein by reference to Global's Report on Form
           10-Q dated June 30, 1996, File No. 0-26684.

     (++)  Designates document incorporated herein by reference to Global's Report on Form
           10-Q dated September 30, 1996, File No. 0-26684.

   (++++)  Designates document incorporated herein by reference to Global's Report on Form
           10-K dated March 30, 1996.

  (+++++)  Designates document incorporated herein by reference to Global's Report on Form
           10-K dated March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBAL INTELLICOM, INC.
                                Dated: April   , 1998

                                By:             /s/ N. NORMAN MULLER
                                     -----------------------------------------
                                                  N. Norman Muller
                                             (CHIEF EXECUTIVE OFFICER)

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

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ N. NORMAN MULLER       Chairman of the Board and
------------------------------    Chief Executive Officer      April   , 1998
       N. Norman Muller           (Class III Director)

     /s/ DAVID A. MORTMAN       President and Chief
------------------------------    Operating Officer and        April   , 1998
       David A. Mortman           Class I Director

    /s/ HOWARD MAIDENBAUM       Executive Vice President
------------------------------    and Class III                April   , 1998
      Howard Maidenbaum

     /s/ THOMAS W. SMITH        Class I Director
------------------------------                                 April   , 1998
       Thomas W. Smith

     /s/ WAYNE M. ROGERS        Class II Director
------------------------------                                 April   , 1998
       Wayne M. Rogers

     /s/ ROBERT L. OLSON        Vice-President, Finance
------------------------------    Chief Accounting Officer      April  , 1998
       Robert L. Olson

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

CONSOLIDATED BALANCE SHEETS                                          F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-8 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 - F-44

EXHIBIT 11 - COMPUTATION OF INCOME PER COMMON SHARE                    F-45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Global Intellicom, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Global Intellicom, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements of the Company referred to above present fairly, in all material respects, the financial position as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the periods presented in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as at and for the year ended December 31, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Exhibit 11 of the Company for the years ended December 31, 1997 and 1996 included in the 1997 annual report of the Company on Form 10-K. In our opinion, Exhibit 11 presents fairly the information required to be set forth therein.

                                          MILLER, ELLIN & COMPANY, LLP
                                          CERTIFIED PUBLIC ACCOUNTANTS

April 14, 1998
New York, New York

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                             1997            1996
                                                         -------------  -------------
CURRENT ASSETS:
   Cash                                                  $     138,469  $   1,516,072
   Accounts receivable - trade, less allowance for
     doubtful accounts of $24,392 and $40,000
     respectively                                            3,684,106      4,337,942
   Accounts receivable - non-trade                             268,815        262,688
   Other receivables                                           206,770        250,409
   Inventories                                               3,001,519      3,275,166
   Notes receivable - officer and stockholder                     --          457,979
   Note and loans receivable - other                            40,113         61,788
   Prepaid expenses and other current assets                   624,322        148,797
   Deferred income taxes                                       630,000        690,476
   Current assets of discontinued operations                    32,884      3,828,701
                                                         -------------  -------------
              Total current assets                           8,626,998     14,830,018
                                                         -------------  -------------
PROPERTY AND EQUIPMENT - net of accumulated
   depreciation and amortization                             1,326,058        723,999
                                                         -------------  -------------
INTANGIBLE ASSETS - net of accumulated
   amortization                                              5,542,385      3,281,440
                                                         -------------  -------------
OTHER ASSETS:
   Deferred income taxes                                     2,645,000        493,832
   Deferred costs                                              707,106         25,465
   Other assets                                                 34,058         11,113
   Other assets of discontinued operations                      53,362      3,395,014
   Software development costs                                     --           62,011
                                                         -------------  -------------
                                                             3,439,526      3,987,435
                                                         -------------  -------------
                                                         $  18,934,967  $  22,822,892
                                                         =============  =============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1997            1996
                                                            -------------  -------------
CURRENT LIABILITIES:
   Due to financial institution                             $   3,269,418  $   1,711,429
   Due to factor                                                  884,227        236,432
   Note payable - bank                                             50,000           --
   Accounts payable - trade                                     7,883,413      3,837,898
   Accounts and note payable - related party                                      81,778
   Customer deposits                                               21,578        881,100
   Notes payable - officers and stockholders                      132,677        216,076
   Acquisition indebtedness - current portion                     581,823        693,942
   Capital lease obligations - current portion                    147,615          5,182
   Income taxes payable                                           238,534        240,901
   Accrued expenses and other current liabilities               1,976,510      1,307,016
   Current liabilities of discontinued operations                 224,758      1,687,476
                                                            -------------  -------------
              Total current liabilities                        15,410,553     10,899,230
                                                            -------------  -------------
LONG-TERM LIABILITIES:
   Acquisition indebtedness - net of current portion            1,545,261      2,109,886
   Capital lease obligations                                       86,854         11,831
   Other liabilities of discontinued operations                      --          176,773
                                                            -------------  -------------
                                                                1,632,115      2,298,490
                                                            -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value
    (liquidating value ranging from $10 to $1,000 per share
    amounting to $5,771,250 and $6,886,350, respectively
    including dividends in arrears):
     Authorized             - 10,000,000 shares
     Issued and outstanding -    351,985 shares - 1997
                            -    378,500 shares - 1996              3,520          3,785
   Common stock - $.01 par value:
     Authorized             - 20,000,000 shares
     Issued                 -  7,497,345 shares - 1997
                            -  6,880,830 shares - 1996             74,973         68,808
   Common stock to be issued                                      417,188         95,873
   Additional paid-in capital                                  12,003,524     10,438,979
   Accumulated deficit                                        (10,598,022)      (973,389)
   Treasury stock, at cost                                         (8,884)        (8,884)
                                                            -------------  -------------
              Total stockholders' equity                        1,892,299      9,625,172
                                                            -------------  -------------
                                                            $  18,934,967  $  22,822,892
                                                            =============  =============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                            1997                  1996                  1995
                                                       --------------        -------------         -------------
NET SALES                                              $   51,235,126        $  28,054,341         $   8,769,599

COST OF GOODS SOLD                                         44,667,482           23,779,175             8,089,384
                                                       --------------        -------------         -------------
GROSS PROFIT                                                6,567,644            4,275,166               680,215
                                                       --------------        -------------         -------------

OPERATING EXPENSES:
   Selling, shipping and general and
     administrative expenses                                7,261,496            4,966,644               682,413
   Depreciation and amortization                              250,231               78,465                16,965
   Amortization of intangibles                                311,002              157,084                21,591
                                                       --------------        -------------         -------------
                                                            7,822,729            5,202,193               720,969
                                                       --------------        -------------         -------------
OPERATING LOSS                                             (1,255,085)            (927,027)              (40,754)

OTHER INCOME (EXPENSES) (includes interest
   expense to related parties of $12,091,
   $34,391 and $-0-, respectively                          (1,557,852)            (238,803)               13,778
                                                       --------------        -------------         -------------

LOSS BEFORE PROVISION
   FOR INCOME TAX CREDITS                                  (2,812,937)          (1,165,830)              (26,976)

PROVISION FOR INCOME TAX
   CREDITS                                                   (510,129)            (459,337)             (230,308)
                                                       --------------        -------------         -------------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                   (2,302,808)            (706,493)              203,332

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations,
     net of income taxes (tax benefits) of
     $(1,580,563), $(247,202) and $44,567                  (7,133,152)            (378,895)               66,851
                                                       --------------        -------------         -------------

NET INCOME (LOSS)                                      $   (9,435,960)       $  (1,085,388)        $     270,183
                                                       ==============        =============         =============

BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations            $         (.34)       $        (.22)        $         .07
     Discontinued operations                                     (.95)                (.11)                  .02
                                                       --------------        -------------         -------------
                                                       $        (1.29)       $        (.33)        $         .09
                                                       ==============        =============         =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                7,481,307            3,527,053             2,927,170
                                                            =========            =========             =========

DIVIDENDS                                                    $188,673                 None                  None
                                                             ========                 ====                  ====

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1997


                                                                    PREFERRED STOCK                   COMMON STOCK
                                                              ----------------------------    ----------------------------
                                                                 SHARES          AMOUNT          SHARES          AMOUNT
                                                              ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1994                                          --      $       --         5,000,000    $     50,000
     Reverse stock split                                              --              --        (2,500,000)        (25,000)
     Capital contributions                                            --              --           643,203           6,432
     Deferred offering costs in connection
       with registration of common stock                              --              --              --              --
     Common stock to be issued for services
       rendered or to be rendered                                     --              --              --              --
     Repurchase of fractional shares                                  --              --              --              --
     Net income for the year ended December 31, 1995                  --              --              --              --
                                                              ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1995                                          --              --         3,143,203          31,432
     Sale of securities under Regulation S                         355,825           3,558         140,000           1,400
     Offering costs in connection with sale of securities             --              --              --              --
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp.        350,000           3,500          72,001             720
     Common stock issued for services rendered                        --              --            69,504             695
     Common stock to be issued for services rendered                  --              --              --              --
     Reversal of shares authorized in 1995
       for services rendered                                          --              --              --              --
     Conversion of preferred stock into common stock              (327,325)         (3,273)      3,456,122          34,561
     Net loss for the year ended December 31, 1996                    --              --              --              --
                                                              ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996                                       378,500           3,785       6,880,830          68,808

  Sale of securities                                                 1,200              12            --              --
  Offering costs in connection with sale of securities                --              --              --              --
  Preferred stock issued in connection with merger of
     Automated Systems Development of Indiana, Inc.                    785               8            --              --
  Common stock issued for services rendered                           --              --            39,326             393
  Common stock to be issued for services rendered                     --              --              --              --
  Conversion of preferred stock into common stock                  (28,500)           (285)        589,439           5,894
  Other adjustments                                                   --              --           (12,250)           (122)
  Net loss for year ended December 31, 1997                           --              --              --              --
                                                              ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1997                                       351,985    $      3,520       7,497,345    $     74,973
                                                              ============    ============    ============    ============


                                                                                          RETAINED
                                                             COMMON       ADDITIONAL      EARNINGS                       TOTAL
                                                          STOCK TO BE       PAID-IN     (ACCUMULATED     TREASURY    STOCKHOLDERS'
                                                             ISSUED         CAPITAL       DEFICIT)        STOCK         EQUITY
                                                          ------------   ------------   ------------   -----------   ------------
BALANCE AT DECEMBER 31, 1994                              $       --     $  1,850,000   $   (158,184)  $      --     $  1,741,816
     Reverse stock split                                          --           25,000           --            --             --
     Capital contributions                                        --          337,068           --            --          343,500
     Deferred offering costs in connection
       with registration of common stock                          --         (198,844)          --            --         (198,844)
     Common stock to be issued for services
       rendered or to be rendered                              181,753           --             --            --          181,753
     Repurchase of fractional shares                              --             --             --          (8,884)        (8,884)
     Net income for the year ended December 31, 1995              --             --          270,183          --          270,183
                                                          ------------   ------------   ------------   -----------   ------------

BALANCE AT DECEMBER 31, 1995                                   181,753      2,013,224        111,999        (8,884)     2,329,524
     Sale of securities under Regulation S                        --        6,966,542           --            --        6,971,500
     Offering costs in connection with sale of securities         --       (2,677,371)          --            --       (2,677,371)
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp.       --        3,900,780           --            --        3,905,000
     Common stock issued for services rendered                 (45,000)       267,092           --            --          222,787
     Common stock to be issued for services rendered            95,873           --             --            --           95,873
     Reversal of shares authorized in 1995
       for services rendered                                  (136,753)          --             --            --         (136,753)
     Conversion of preferred stock into common stock              --          (31,288)          --            --             --
     Net loss for the year ended December 31, 1996                --             --       (1,085,388)         --       (1,085,388)
                                                          ------------   ------------   ------------   -----------   ------------

BALANCE AT DECEMBER 31, 1996                                    95,873     10,438,979       (973,389)       (8,884)     9,625,172

  Sale of securities                                              --        1,199,988           --            --        1,200,000
  Offering costs in connection with sale of securities            --         (510,428)          --            --         (510,428)
  Preferred stock issued in connection with merger of
     Automated Systems Development of Indiana, Inc.               --          784,992           --            --          785,000
  Common stock issued for services rendered                    (95,873)        95,480           --            --             --
  Common stock to be issued for services rendered              417,188           --             --            --          417,188
  Conversion of preferred stock into common stock                 --           (5,609)          --            --             --
  Other adjustments                                               --              122           --            --             --
  Dividends                                                       --             --         (188,673)         --         (188,673)
  Net loss for year ended December 31, 1997                       --             --       (9,435,960)         --       (9,435,960)
                                                          ------------   ------------   ------------   -----------   ------------
BALANCE AT DECEMBER 31, 1997                              $    417,188   $ 12,003,524   $(10,598,022)  $    (8,884)  $  1,892,299
                                                          ============   ============   ============   ===========   ============


               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                       1997           1996           1995
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $(9,435,960)   $(1,085,388)   $   270,183
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) continuing operations:
       Loss (income) from discontinued operations                    7,133,152        378,895       (203,332)
     * Depreciation and amortization                                   250,231         78,465         16,965
     * Amortization of intangibles                                     311,002        157,084         21,591
     * Deferred income taxes                                          (510,129)      (488,129)      (224,567)
       Imputed interest on ManTech acquisition                          29,340         58,683           -
       Write-off of intangible assets                                  895,388           -              -
       Reversal of shares authorized                                      -          (136,753)          -
       Loss on disposition of property and equipment                      -              -             5,983
       Changes in assets and liabilities:
       * Accounts receivable - trade                                   703,520     (1,037,342)       294,391
       * Accounts receivable - non-trade                                (6,127)      (252,140)       (10,548)
       * Inventories                                                   273,647       (222,396)       (40,865)
       * Other receivables                                              43,639       (157,471)       (92,938)
       * Notes and loan receivable - other                              21,675        (50,056)       (11,148)
       * Prepaid expenses and other                                   (358,336)       (63,403)       (50,136)
       * Other assets                                                  (22,554)        37,023            220
       * Accounts payable - trade                                    4,014,805      2,020,383       (354,830)
       * Accounts and note payable - related party                     (81,778)      (363,922)       (66,392)
       * Customer deposits                                            (859,522)       797,303           -
       * Income taxes payable                                           (2,367)        98,398        142,503
       * Accrued expenses and other                                    653,378        464,072        264,340
                                                                   -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                 3,053,004        233,306        (38,580)
                                                                   -----------    -----------    -----------
   Net cash provided (used in) by discontinued operations:
     Income (loss) from discontinued operations                     (7,133,152)      (378,895)       203,332
   * Depreciation and amortization                                      82,549        182,914         91,456
     Amortization of intangibles                                       144,301        144,786        187,763
   * Deferred income taxes                                          (1,580,563)      (247,202)        44,567
     Discontinued operations - net                                   2,463,076      1,113,398        508,688
                                                                   -----------    -----------    -----------
                                                                    (6,023,789)       815,001      1,035,806
                                                                   -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                             (2,970,785)     1,048,307        997,226
                                                                   -----------    -----------    -----------

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                    YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                1997         1996           1995
                                                            -----------  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of cash from asset purchase                      $    11,732  $      -       $   482,012
   Purchases of assets pursuant to agreement                    (20,000)        -          (100,000)
   Reductions in note receivable - officer
     and stockholder                                            457,979      177,601           -
   Other intangibles                                           (838,411)    (333,712)      (484,649)
   Purchases of property and equipment                         (407,916)    (144,000)      (182,796)
   Software development costs                                    62,011      (62,011)          -
   Other deferred costs                                        (681,641)     (25,465)       (29,103)
   Discontinued operations - net                                510,865   (1,047,124)      (743,899)
   Loans to stockholders                                           -        (215,900)      (419,680)
                                                            -----------  -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (905,381)  (1,650,611)    (1,478,115)
                                                            -----------  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                      1,200,000    6,971,500        368,500
   Deferred offering costs                                     (510,428)  (2,281,195)      (324,233)
   Due from factor                                              647,795      466,299       (229,867)
   Due to financial institution - net                         1,557,989   (3,282,706)     1,036,278
   Proceeds from (payments to) notes payable - officers
     and stockholders                                           (83,399)     216,076           -
   Payments on capitalized lease obligations                   (110,971)      (4,270)          (436)
   Payments on due on acquisitions                                 -        (338,017)          -
   Purchases of treasury stock                                     -            -            (8,884)
   Proceeds from note payable - bank                              5,000         -              -
   Discontinued operations - net                                (18,750)    (125,933)        99,886
   Dividends                                                   (188,673)        -              -
                                                            -----------  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,498,563    1,621,754        941,244
                                                            -----------  -----------    -----------
NET CHANGE IN CASH                                           (1,377,603)   1,019,450        460,355

CASH - beginning                                              1,516,072      496,622         36,267
                                                            -----------  -----------    -----------
CASH - ending                                               $   138,469  $ 1,516,072    $   496,622
                                                            ===========  ===========    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                            YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                         1997         1996           1995
                                                     -----------  -----------    -----------
SCHEDULES OF NON-CASH ACTIVITIES:

   Acquisitions                                      $   785,000  $ 5,681,000    $      -

   Settlement of acquisition debt                        706,084         -              -
   Common stock to be issued for
     non-competition agreement                           300,000         -              -

   Common stock to be issued for services
     rendered                                            117,188       47,873           -

   Purchase of property and equipment by
     capital leases                                       40,427       19,319        338,033

   Deferred offering costs                                  -         125,389           -

   Issuance of note to vendor                               -         665,950           -

   Increase in Natcom purchase price                        -         359,435           -

   Offset of note receivable from purchase
     of business                                            -            -            36,748

   Common stock to be issued for services to be
     rendered                                               -            -           156,753

   Payments due on purchase of business                     -            -           850,310

   Issuance of note to related party as part of
     settlement of accounts payable                         -            -           295,700

   Reverse stock split                                      -            -            25,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

   Cash paid for interest                            $   968,052  $   640,082    $   334,327
   Cash paid for income taxes                               -           5,259          6,540

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 1 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a loss of approximately $9,436,000 and has a working capital deficit of approximately $6,784,000 at December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plan includes the restructuring of its operations including discontinuing unprofitable businesses and reducing overhead in the others. In addition, the Company has raised additional capital through the sale of preferred stock. The Company also has plans to enter into an agreement to secure a $4,000,000-equity line of credit utilizing subordinated convertible debentures. The unaudited pro forma effect of the sale of preferred stock is presented in Note 27.

      In 1998, the Company has raised approximately $2,174,000 of additional capital through the sale of preferred stock. However, continuation of the business thereafter is dependent on the Company's ability to achieve - profitable operations and sufficient cash flow to meet its current obligations.

      The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Global Intellicom, Inc. (the "Company") was incorporated in the state of Nevada on September 1, 1994.

      Business

      The Company, through its wholly-owned subsidiaries listed below, conducts the following business:

      1. VIRCOM TECHNOLOGIES GROUP, INC. ("VIRCOM TG") - Value-added reseller and provides a wide range of information technology services, including systems integration, applications, internal and external network testing and support services. VIRCOM TG began operations on July 2, 1997. Cable Co, Inc. - A wholly-owned subsidiary of Vircom TG. was incorporated on March 9, 1998 to provide cable and fiber optic wiring services.

      2.    NEVCOR TECHNOLOGIES GROUP, INC. ("NEVCOR") (formerly known as AMCOM)
            - aggregator/distributor of computers, wireless communications products, peripherals and software, and sells to customers throughout the United States. On July 1, 1997 the Company discontinued its aggregator portion of its NEVCOR business.

      3. VIRCOM, INC. ("VIRCOM") - reseller of microcomputers, peripherals, software and wireless communication products, and sells to corporate and other professional end-users throughout the United States.

      4. NATIONAL COMPUTER RESOURCES, INC. ("NATCOM") - Value-added reseller of computer systems consisting primarily of high-end servers and distributes to corporations, school districts and state governmental agencies throughout the United States.

      5. GLOBAL-INSYNC, INC. ("INSYNC") - Manufacturer of made-to-order computer servers and workstations and serves customers in the United States.

      6. SPEECH SOLUTIONS, INC. ("SPEECH SOLUTIONS") - Provider of voice recognition tools and interfaces for speech-activated computer programs and sells to customers in the United States . SPEECH SOLUTIONS was discontinued on August 1, 1997.

      7. NATCOM AUTOMATED SOLUTIONS, INC. ("NASI") - A wholly-owned subsidiary of NATCOM, is a full service integrator, providing modular products (hardware and software) that can be customized under a building block concept according to its customers' needs. In addition to installation, NASI provides full product support, training and maintenance.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Concentrations of Credit Risk

            Accounts Receivable - Trade

            Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained.

            In 1995, VIRCOM TG, VIRCOM and NATCOM entered into factoring agreements with Century Business Credit Corp. ("Century"). INSYNC entered into a factoring agreement with Century in January 1997.

            At December 31, 1997, there were no major accounts receivable. One customer accounted for 42% of accounts receivable at December 31, 1996.

            One customer accounted for 22%, 21% and 11% of net sales for 1997, 1996 and 1995, respectively.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Intangible Assets

      The excess of the purchase cost over the fair value of net assets acquired in the acquisitions is included in intangible assets and is being amortized over fifteen years on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to Be Disposed Of." The Company periodically reviews goodwill to assess recoverability based upon undiscounted expected future cash flows for each subsidiary. Testing for such recoverability in each reporting period may not be cost effective or even possible and in such cases, the Company will test assets for impairment if a triggering event occurs (events or changes in circumstances such that the carrying amount of the assets may not be recoverable). Impairments would be recognized if a permanent diminution in value were to occur.

      In 1997, the Company discontinued its NEVCOR and SPEECH SOLUTIONS businesses and $895,388 of goodwill was charged to discontinued operations.

      Computer Software

      The costs incurred for the development of computer software that will be sold, leased or otherwise marketed were capitalized when technological feasibility was established. These capitalized costs were subject to an ongoing assessment of recoverability based upon anticipated future revenues and changes in hardware and software technologies. Costs that were capitalized included labor and related overhead.

      Amortization of capitalized software development costs began in March 1997 when the product was available for general release. Amortization was provided on a product-by-product basis using the straight-line method over three years.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Computer Software (Continued)

      At December 31, 1996, unamortized capitalized software development costs were $220,347.

      In 1997, the Company discontinued its SPEECH SOLUTIONS business and all remaining unamortized software costs totalling approximately $457,316 were charged to discontinued operations.

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

      Advertising Costs

      Advertising costs are charged to operations when incurred.

      Earnings Per Share

      The Company adopted SFAS No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share. The statement also requires restatement of all prior period earnings per share data presented.

      Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included as their effect would be antidilutive.

      Recently Issued Pronouncements

      SFAS No. 130. "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company has elected to adopt SFAS No. 130 in 1998.

      American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," establishes specific criteria for the recognition and measurement of environmental remediation liabilities. The adoption of the statement in 1997 did not have a significant effect on the Company's financial condition or results of operations.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS

      AMCOM Business Centers Corp.

      On October 28, 1994, the Company purchased certain net assets of AMCOM subject to certain liabilities and obligations. This transaction was accounted for as a purchase. On December 8, 1994, AMCOM began operations as a wholly-owned subsidiary of the Company. In March 1997, AMCOM changed its name to NEVCOR.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

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

      NEVCOR's business was discontinued on July 1, 1997.

      National Computer Resources, Inc.

      On September 28, 1995, the Company purchased all of the issued and outstanding stock of NATCOM. The transaction was pursuant to a stock purchase agreement between the Company and the individual stockholders of NATCOM and was accounted for as a purchase. The total purchase price was $933,000.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

      On December 31, 1997, the stock purchase agreement as well as the employment and consulting agreements with NATCOM's former officers were terminated. The Company agreed to pay $171,000 in full consideration of all obligations accrued under the above stated agreements ("NATCOM Settlement Agreement"). The amount will be paid in six monthly installments in 1998 and can be made either in cash or by the issuance of the Company's common stock to be valued at the closing bid price of such shares on the dates prior to the payment. In addition, the Company agreed to issue 150,000 shares of common stock to the former officers in consideration for the continuation of their respective non-competition agreements. The shares vest over a two year period and the non-competition agreements expire on December 31, 1999.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

      ManTech Solutions Corp. (Continued)

      The following condensed balance sheet reflects the purchase of the net assets of MSOL on September 16, 1996:

             Current assets                              $  6,242,898
             Property and equipment                           468,448
             Excess cost of acquisition over
               net tangible assets acquired                 1,637,996
             Other assets                                      19,761
             Liabilities assumed                           (2,633,019)
                                                         ------------
                                                         $  5,736,084
                                                         ============

      Pro Notes, Inc.

      On October 18, 1996, SPEECH SOLUTIONS entered into a contract with Pro Notes, Inc. ("Pro Notes") to purchase certain of its assets. This transaction was accounted for as a purchase.

      The purchase price consists of the following:

      1.    $200,000 paid at closing.

      2. Four quarterly payments of $31,250 on January 15, 1997, April 15, 1997, July 15, 1997 and October 15, 1997. At December 31, 1997,
            $95,000 is owed.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

      Pro Notes, Inc. (Continued)

      The following condensed balance sheet reflects the purchase of the certain assets of Pro Notes, Inc. on October 18, 1996:

            Intangible assets, including excess
              cost of acquisition over net tangible
              assets acquired                              $  365,000
                                                           ==========

      SPEECH SOLUTIONS' business was discontinued on August 1, 1997 and the intangible assets were charged to discontinued operations.

      Automated Systems Development of Indiana, Inc.

      On July 1, 1997, Automated Systems Development of Indiana, Inc. (ASDI) merged into the Company's NASI subsidiary. The merger was accounted for as a purchase.

      The total purchase price of $805,000 consists of:

      1.    $20,000 in cash at closing.

      2. The issuance of 785 shares of Series 5 Cumulative Preferred Stock, with a 6% annual dividend, convertible at a value of $10 per common share. Such preferred stock was valued at its liquidation preference of $1,000 per share for a total of $785,000.

      Under the merger agreement, for the five years ended July 1, 2002, NASI is to make semi-annual contingent payments to the former shareholder of ASDI based on its gross profit (as defined in the plan of merger) as follows:

                  4% of the gross profit on the first $1.5 million of sales 3% of the gross profit on the next $1.5 million of sales 2% of the gross profit on sales in excess of $3 million

      Such payments will be limited to aggregate earnings before interest and taxes (EBIT). As such, if the making of a payment reduces EBIT to zero or below, the payment will be limited only to that portion which would bring EBIT to zero and the balance would be deferred until the date of the next payment. In the event that the aggregate amount of payments is less than $600,000, the term of the agreement would be extended up to the earlier of three years or to the time that the payments would equal the sum of $600,000. At December 31, 1997, the contingent payment owed to the stockholders of ASDI was deemed not material and is not reflected in the financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

      Automated Systems Development of Indiana, Inc. (Continued)

      The following condensed balance sheet reflects the merger of ASDI on July 1, 1997:

             Current assets                               $   61,417
             Property and equipment                              561
             Excess cost of aqcuisition over net
               tangible assets acquired                      834,457
             Other assets                                        390
             Liabilities assumed                             (91,825)
                                                          ----------
                                                          $  805,000
                                                          ==========

      Acquisition indebtedness

      Acquisition indebtedness at December 31, consists of the following:

                                                             1997        1996
                                                          ----------  ----------
          9% promissory note for $1,486,084 payable to MSOL ("First Note"). The note is guaranteed by the Company. Interest began accruing on March 16, 1997. Interest was imputed at 9% for the period September 16, 1996 (date of issuance) to March 15, 1997.
            Payments are to be made forty-five days
            after each fiscal quarter, commencing with the quarter ended June 30, 1997. The payments are calculated as follows:

            1.    2% of net sales (gross sales less
                  sales discounts, returns and
                  allowances) of INSYNC.

            2.    If at the end of four quarters ended
                  June 30th (commencing in 1998), the
                  sum of the quarterly payments is less
                  than the interest accrued over the
                  previous four quarters plus ten
                  percent (10%) of the original
                  principal of the note ($148,608), an
                  adjustment payment will be made to
                  cover such shortfall.

                                                       (1)$1,486,084  $1,463,794

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

    Acquisition indebtedness (Continued)

                                                             1997        1996
                                                          ----------  ----------
    9% promissory note for $470,000 payable to MSOL
      with substantially the same terms as the First
      Note, except that payments do not commence until
      the earlier of December 31, 2001 or upon the
      payment of the First Note. Interest began
      accruing on March 16, 1997. Interest was imputed
      at 9% for the period September 16, 1996 (date of
      issuance) to March 15, 1997. The note is
      guaranteed by the Company.                             470,000  $  462,950

      NATCOM Settlement Agreement                            171,000        --

    Installment payments due to prior NATCOM
      stockholders with interest imputed at 10%               --         877,084
                                                          ----------  ----------
                                                           2,127,084   2,803,828
    Less: Current portion                                    581,823     693,942
                                                          ----------  ----------
                                                          $1,545,261  $2,109,886
                                                          ==========  ==========

      (1) Amounts owed for the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997 totalling $262,215 will be paid as follows:

                 April 3, 1998                                   $   25,000
                 April 17, 1998                                      25,000
                 April 30, 1998                                      25,000
                 On or before April 30, 1998                        187,215
                                                                 ----------
                                                                 $  262,215
                                                                 ==========

      Future minimum maturities of notes payable - acquisition are as follows:

                      1998                                       $  581,823
                      1999                                          148,608
                      2000                                          148,608
                      2001                                          778,045
                      2002                                           47,000
                   Thereafter                                       423,000
                                                                 ----------
                                                                 $2,127,084
                                                                 ==========

      Imputed interest on the MSOL notes and NATCOM installment payments amounted to $29,340 and $143,168 in 1997 and 1996, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 4 - DUE FROM FACTOR

      VIRCOM TG, VIRCOM, NATCOM and INSYNC collectively entered into factoring agreements whereby the companies sell their trade receivables without recourse if a customer's credit is approved. Certain dollar limitations may be established for a customer. Receivables sold without credit approval or in excess of a specified credit limit are subject to recourse in the event of non-payment by the customer.

      On April 1, 1997, VIRCOM TG, VIRCOM, NATCOM and INSYNC collectively signed an amendment to the factoring agreements whereby the companies sell their trade receivables with recourse.

      Other terms of these amended agreements are as follows:

      1.    The aggregate amount of advances shall not exceed the lesser of -

            a.    $9,000,000 or

            b. 90% of the eligible receivables of NEVCOR, VIRCOM and NATCOM plus 85% of the eligible receivables of INSYNC less any reserves deemed proper and necessary by the factor.

      2. Factoring commissions are four tenths of one percent (.4%) of sales. Interest on advances will be charged at 1% above prime.

      3. The factor has been granted a first priority security interest in, a general lien on and/or a right of set-off of trade receivables and general intangibles of VIRCOM TG, VIRCOM, NATCOM and INSYNC. In addition, the factor has received a security interest in inventory and tangible assets of the Company's subsidiaries. Such additional security interest will be subordinate to the one granted to the financial institution with which the Company's subsidiaries have loan and security agreements.

      4. The factor has received cross-corporate guarantees of the Company and VIRCOM TG, VIRCOM, NATCOM and INSYNC as well as the personal guarantees of certain officers and directors of the Company.

      5. The agreement may be terminated by either party on sixty days notice.

      In addition, the Company granted the factor options to purchase 100,000 shares of the Company's common stock at an option price of $3.00 per share. The options expire in April 2000.

      At December 31, 1997 and 1996, the financial statements reflect a provision for customers' open credits and chargebacks subsequent to the balance sheet date in the amount of $110,495 and $-0-, respectively. These amounts have been reflected as an increase in the amounts due to factor.

      In 1997 and 1996, the Company factored $60,863,117 and $14,852,730 of its gross sales, respectively. At December 31, 1997 and 1996, outstanding receivables amounted to $6,925,833 and $2,376,953, respectively.

      The Companies have a tri-party agreement with the factor and a financial institution wherein Century, on behalf of the Companies, can wire funds to the financial institution for payment of vendors' invoices relating to floorplanned inventory.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 5 - INVENTORIES

      Inventories at December 31, consist of the following:

                                                  1997           1996
                                              ------------   ------------
             Finished goods                   $  2,010,616   $  1,288,313
             Work-in-process                       328,881        500,858
             Raw materials                         662,022      1,485,995
                                              ------------   ------------
                                              $  3,001,519   $  3,275,166
                                              ============   ============

NOTE 6 - NOTES RECEIVABLE - OFFICER AND STOCKHOLDER

      Notes receivable - officer and stockholder at December 31, consists of the following:

                                                         1997        1996
                                                      ---------    ---------
      Note receivable from an officer/stockholder
        bearing interest at 1% over prime,
        principal and accrued interest to be paid
        on December 31, 1997.                         $  --        $ 457,979
                                                      ---------    ---------
                                                      $  --        $ 457,979
                                                      =========    =========

      In 1997, the note was not repaid and the officer/stockholder borrowed an additional $218,404.

      In 1998, the Company granted the officer/stockholder additional salaries of $317,167 as well as compensation of $359,216 for the officer's personal guarantee of the inventory floorplanning credit line of NEVCOR (a discontinued operation) for the last three years.
      Such amounts were offset against the balance owed by the officer. $359,216 of such balance was charged to discontinued operations. Two other officers and/or directors of the Company also gave personal guarantees for the same indebtedness. The Company's Board of Directors has not as yet determined what consideration, if any, will be given to such officers and/or directors.

      Interest income amounted to $-0-, $43,492 and $-0- for 1997, 1996 and 1995, respectively.

NOTE 7 - OTHER RECEIVABLES

      The Company has indemnified certain of its officers and directors (the "Indemnitees") who were previously officers, stockholders and/or directors of another corporation for actions against the Indemnitees arising out of their service to that corporation. In the event that the corporation fails to honor its obligation it undertook to indemnify the Indemnitees on such claims, the Company would then indemnify such Indemnitees. The corporation has declined to honor its obligations under its indemnification. As such, the Company has paid certain legal fees and related expenses in the amount of approximately $828,000 in connection with the defense of such claims. Such amount have been included in other receivables, net of an indemnification charge of $621,000.

NOTE 8 - PROPERTY AND EQUIPMENT

      Property and equipment at December 31, consists of the following:

                                                      1997           1996
                                                   ----------     ---------
         Machinery and equipment                   $  799,807     $ 337,862
         Furniture and fixtures                       549,448       394,604
         Vehicles                                      13,773          -
         Leasehold improvements                       442,621        76,017
         Property and equipment under capital
           lease                                      217,645        19,319
                                                   ----------     ---------
                                                    2,023,294       827,802
         Less:  Accumulated depreciation and
                  amortization                        697,236       103,803
                                                   ----------     ---------
                                                   $1,326,058     $ 723,999
                                                   ==========     =========

      Increases and decreases of property and equipment reflect purchases, increases due to the acquisition of ASDI, as well as reclassifications as required to properly reflect discontinued operations.

      Depreciation and amortization amounted to $250,231, $78,465 and $16,965 for 1997, 1996 and 1995, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 9 - INTANGIBLE ASSETS

      Intangible assets at December 31, consist of the following:

                                                          1997         1996
                                                       ----------   ----------
            Goodwill                                   $6,125,262   $3,459,388
            Non-compete agreement                         300,000         -
                                                       ----------   ----------
                                                        6,425,262    3,459,388
            Less: Accumulated amortization                882,877      177,948
                                                       ----------   ----------
                                                       $5,542,385   $3,281,440
                                                       ==========   ==========

      Increases and decreases of intangible assets reflect the acquisition of ASDI as well as the charges and reclassifications required to properly reflect discontinued operations.

      Amortization amounted to $311,002, $157,084 and $20,863 for 1997, 1996 and
      1995, respectively.

NOTE 10 - DUE TO FINANCIAL INSTITUTIONS

      The Company has a loan and security agreement with a financial institution providing for an inventory floorplanning credit line of $8,000,000 on its discontinued NEVCOR business. The line is collateralized by the assets of VIRCOM TG, VIRCOM, NATCOM and INSYNC. The agreement expires on December 8, 1998 and is automatically renewed from year to year unless terminated by either party. The financial institution has received the personal guarantees of certain officers and directors of the Company.

      In 1998, the Company entered into a financing agreement with a financial institution providing for an inventory credit line of $250,000. The agreement is collateralized by the assets of VIRCOM TG. The financial institution has received the personal guarantees of certain officers and directors of the company.

      At December 31, the line of credit included the following:

                                                     1997           1996
                                                 ------------   -------------
      Due to financial institution               $  4,441,673   $   3,061,728
      Less: Claims receivable from
              vendors for credits due               1,172,255       1,350,299
                                                 ------------   -------------
                                                 $  3,269,418   $   1,711,429
                                                 ============   =============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 11 - OBLIGATIONS UNDER CAPITALIZED LEASES

      Minimum future lease payments under capitalized leases at December 31, 1997 are as follows:

              Year Ending December 31
              -----------------------
                           1998                               $  191,548
                           1999                                   44,708
                           2000                                   27,329
                           2001                                    1,283
                                                              ----------
              Total minimum lease payments                       264,868
              Less: Interest                                     (30,399)
                                                              ----------
              Present value of net minimum
                 lease payments                               $  234,469
                                                              ==========

      The capitalized leases have effective interest rates of 9.2% to 15.3%. Interest expense amounted to $34,286, $2,914 and $-0- for 1997, 1996 and 1995, respectively.

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities at December 31, consist of:

                                                            1997        1996
                                                       ------------  ----------
          Sales taxes payable                          $  610,186    $  415,531
          Accrued payroll                                 271,739       135,666
          Accrued professional fees                       205,773       132,388
          Other accrued expenses                          228,335        45,483
          Deferred revenue                                275,432        11,718
          Others                                          385,045       566,230
                                                       ------------  ----------
                                                       $1,976,510    $1,307,016
                                                       ============  ==========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 13 - NOTES PAYABLE

      In June 1996, the Company borrowed $500,000 through the issuance of a convertible subordinated promissory note bearing interest at 24% per annum. Interest on the note totalled $29,667 in 1996. The note was repaid in September 1996.

      As a result of the merger with ASDI, the Company has a $50,000 line of credit with a bank. The note taken under the line is due on demand and bears interest at 2% above prime. Interest on the note amounted to $2,924 in 1997.

NOTE 14 - NOTES PAYABLE - OFFICERS AND STOCKHOLDERS

      Notes payable - officers and stockholders at December 31, consists of the following:

                                                                 1997         1996
                                                               --------     --------
      Note payable to an officer/stockholder bearing
        interest at 1% over prime, principal and accrued
        interest to be paid on December 31, 1998.              $ 67,677     $     -
      Note payable to an officer/stockholder bearing
        interest at 1% over prime, principal and accrued
        interest to be paid on December 31, 1997. The
        balance owed at December 31, 1997 was rolled
        into a new note (see above).                               -         126,076
      10% promissory notes payable to two directors
         and one stockholder to be paid as follows: $65,000
         in April 1997 and $25,000 in May 1997. The
         balance owed at December 31, 1997 is now
         due on demand.                                          65,000       90,000
                                                               --------     --------
                                                               $132,677     $216,076
                                                               ========     ========

      Interest amounted to $12,091 and $16,319 in 1997 and 1996, respectively. Accrued interest on three-year notes amounted to $18,309 and $6,218 at December 31, 1997 and 1996, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 15 - INCOME TAXES

                                                           1997         1996         1995
                                                        ---------    ---------    ---------
   The components of the provision
     for income tax credits by taxing
     jurisdiction are as follows:

      Federal:
         Current                                      $     --       $    --      $   --
         Deferred                                       (413,204)     (395,152)    (181,792)
                                                      -----------    ---------    ---------
                                                        (413,204)     (395,152)    (181,792)
                                                      -----------    ---------    ---------
      States:
         Current                                            --          28,792       (5,741)
         Deferred                                        (96,925)      (92,977)     (42,775)
                                                      -----------    ---------    ---------
                                                         (96,925)      (64,185)     (48,516)
                                                      -----------    ---------    ---------
      Net tax (benefit) to discontinued operations    (1,580,563)     (247,202)      44,567
                                                      -----------    ---------    ---------
                                                     $(2,090,692)    $(706,539)   $(185,741)
                                                      ===========    =========    =========

     The major components of deferred tax assets at December 31, are as follows:

                                                           1997        1996
                                                        ----------  ----------
       Net operating loss carryforwards                 $5,985,568  $  988,641
       Allowance for doubtful accounts                     317,472      61,637
       Inventory reserve                                   246,960      91,030
       Warranty reserve                                      --         43,000
       Valuation allowance                              (3,275,000)       --
                                                        ----------  ----------
                                                        $3,275,000  $1,184,308
                                                        ==========  ==========

      At December 31, 1997 and 1996, the current portion of deferred taxes amounted to $630,000 and $-0-, respectively. The long-term portion of deferred taxes at December 31, 1997 and 1996 amounted to $2,645,000 and $493,832, respectively.

      At December 31, 1997, a 50% valuation allowance is provided as it is uncertain if the deferred tax assets will be fully utilized.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 15 - INCOME TAXES (CONTINUED)

      A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 34% and the provision for income taxes are as follows:

                                                              1997           1996           1995
                                                          -----------    -----------    -----------
       Income tax expense at statutory rate               $(3,931,000)   $  (609,255)   $    29,555
       Net operating loss carryforwards                     3,931,000        609,255           -
       State income taxes (tax credits)                         -             28,792         (5,741)
       Deferred income tax credits                         (2,090,692)      (735,331)      (180,000)
       Financial/tax adjustments - NATCOM - cash basis          -                -          (29,555)
                                                          -----------    -----------    -----------
       Provision for income tax credits                   $(2,090,692)   $  (706,539)   $  (185,741)
                                                          ===========    ===========    ===========

      At December 31, 1997, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $14,200,000 expiring in 2009 and 2012.

      Income taxes payable include NATCOM's 1995 federal and New Jersey liabilities, including penalties and interest, are as follows:

                Federal                           $  201,953
                New Jersey                            38,948
                                                  ----------
                                                  $  240,901
                                                  ==========

NOTE 16 - ECONOMIC DEPENDENCE

      At December 31, 1997, the Company is no longer dependent on any one vendor. In 1996 and 1995, the Company purchased 53% and 84%, respectively, of its inventory from two vendors.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 17 - OTHER INCOME (EXPENSES)

      Other income (expenses) consist of the following:


                                           1997         1996         1995
                                       -----------   ----------   ---------
         Interest expense              $  (957,207)  $ (211,633)  $  (6,606)
         Interest income                    20,355       62,424      20,384
         Deferred financing costs             -         (89,594)       -
         Indemnification charge           (621,000)        -           -
                                       -----------   ----------   ---------
                                       $(1,557,852)  $ (238,803)  $  13,778
                                       ===========   ==========   =========


NOTE 18 - COMMITMENTS AND CONTINGENCIES

      Leases

      The Company rents real property under leases expiring through August 2005. Certain of the leases stipulate payments of operating expenses.

      Future minimum rental payments required are as follows:


                   Year Ending December 31,
                   ------------------------
                           1998                        $  787,387
                           1999                           782,083
                           2000                           777,786
                           2001                           464,746
                           2002                           368,918
                        Thereafter                        765,699
                                                       ----------
                                                       $3,946,619
                                                       ==========

      The Company has deposited with a landlord, pursuant to the terms of its lease, a stand-by letter of credit for $100,000 (issued by the Company's bank) in addition to a security deposit. The terms of the lease require the posting of an additional $100,000, which the landlord has requested.

      Rent expense amounted to $865,026, $314,142 and $61,591 for 1997, 1996 and
      1995, respectively.

      Purchase Commitments

      The Company had outstanding purchase commitments to its major vendors which were guaranteed under its floorplanning credit line by one of the financing companies. Such commitments represented approved orders for the purchase of inventory and were not in excess of normal business requirements. Such commitments amounted to approximately $-0- and $2,510,000 at December 31, 1997 and 1996, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 18 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Employment Agreements

            Company

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

            Compensation under the agreement amounted to $194,000, $190,000 and $173,872 for 1997, 1996 and 1995, respectively.

            Nevcor

            In May 1995, the Company entered into an employment agreement with another of its officers for calendar year 1995 at a salary of $137,000.

            Compensation under this agreement amounted to $137,000 for 1995.

            Natcom

            In conjunction with the purchase of the stock of NATCOM, the Company entered into employment agreements with two of NATCOM's key employees and a consulting agreement with a former key employee of NATCOM. The agreements were terminated in 1997. Compensation amounted to $329,166 for 1996.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 18 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

            Speech Solutions

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

            In addition, for the five years ended December 31, 2001, SPEECH SOLUTIONS is to make quarterly contingent payments equal to 2% of its gross sales. Such payments will be limited to actual cumulative income before interest and taxes as well as by the contingent payments to Pro Notes, Inc.

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

      Consulting Agreement

      In January 1996, the Company entered into a letter agreement with one of its board members whereby such board member would provide consulting services to the Company for the period January 1, 1996 through December 31, 1999. Consulting fees under the agreement are $60,000 per year. Such fee had been waived by the board member in 1996.

      In 1998, the Company issued 100,000 shares of common stock to the board member for consulting services provided in 1997. The shares vest over a two year period in eight equal installments of 12,500 shares per quarter.

      Additional Benefit Plan

      In 1995, the Company entered into an Additional Benefit Plan (the "Plan") providing cash and stock benefits for certain key employees
      ("Participants"). Such benefits were based solely on the consolidated financial performance of NEVCOR and VIRCOM during the period from January 1, 1995 to December 31, 1997. The Plan was not renewed in 1998.

      No shares were issued under the Plan in 1997, 1996 and 1995.

      Legal Proceedings

      An action pending in the Supreme Court of the State of New York commenced on or about September 18, 1997 against the Company and three of its officers and directors by a holder of a warrant issued by the Company for claimed damages of $1,000,000, alleging that the Company breached the terms of the warrant by failing to register for public sale shares of common stock issuable on exercise of the warrant. The Company has included these shares in its presently pending registration statement on Form S-3, has asserted as an affirmative defense that the transaction in connection with which the warrant was issued was void under New York's usury law, and has counterclaimed for $29,667. The Company has moved for summary judgment dismissing the complaint and intends to continue to vigorously defend the action.

      The Company is a defendant in an action brought by the sellers of AMCOM ("Sellers") seeking an additional $93,449 of income taxes incurred by them with respect to their distributive share of AMCOM's taxable income for the period January 1, 1994 through the closing date. The Sellers are also seeking interest and costs. The Company has indicated that the tax obligation to the Sellers has been paid in full. This matter is in the discovery stage and the Company intends to vigorously defend this matter.

      An action pending in the United States District Court for the District of New Jersey commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. Company counsel have not yet reviewed the complaint in this action, but have been advised by the Company that the claimed amount is not due and that the Company's records reflect that the amount owed, if any, is far less than the amount demanded. The Company intends to defend this action vigorously.

      In April, 1998, a supplier of the Company's Global-InSync subsidiary commenced an action in the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to the Supplier in the amount of $784,556. The Company has not yet had the opportunity to evaluate the merits of the Supplier's claim.

      The Company is involved in various other claims and actions incidental to the business.

      Indemnification

      The Company has indemnified certain of its officers and directors (the "Indemnitees") who were previously officers, stockholders and/or directors of another corporation for actions against the Indemnitees arising out of their service to that corporation. In the event that the corporation fails to honor its obligation it undertook to indemnify the Indemnitees on such claims, the Company would then indemnify such Indemnitees. The corporation has declined to honor its obligations under its indemnification. As such, the Company has paid certain legal fees and related expenses in the amount of approximately $828,000 in connection with the defense of such claims. Such amount has been included in other receivables, net of an indemnification charge of $621,000.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 19 - RELATED PARTY TRANSACTIONS

      Company

      The Company's former outside law firm was a stockholder of the Company. In 1995, the Company incurred legal fees of approximately $804,000. On February 16, 1996, the Company signed a letter agreement agreeing to pay $464,000 in full satisfaction of outstanding legal fees, unbilled time charges and disbursements as follows:

      1.    $150,000 upon the signing of the agreement.

      2.    A $314,000 promissory note payable in four installments as follows:
            $75,000 on May 25, 1996, August 25, 1996 and November 25, 1996 and
            $89,000 on December 31, 1996. As the promissory note did not bear interest, an interest rate of 10% was imputed. At December 31, 1997 and 1996, the Company owed $-0- and $81,778, respectively.

      A partner of the former outside law firm to the Company who later became an officer of the Company provided outside legal services in 1996. Fees incurred totalled $179,844.

      In 1995, the Company purchased, from the Chairman of the Board, property and equipment based upon an independent appraisal in the amount of $73,850.

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

                           DECEMBER 31, 1997 AND 1996

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

            Series 3 Convertible Preferred Stock (Series 3 Preferred)

            The Series 3 Preferred stockholders have a liquidation preference of $10 per share and are entitled to receive, when declared by the board of directors, cumulative dividends at an annual rate of 6% of the liquidation preference ($.60 per share). Such dividends shall be payable on a semi-annual basis commencing on June 30, 1997 and shall have preference to dividends on any other class of common or preferred stock. Series 3 Preferred has no voting rights except as described below:

            1. On each second Dividend Payment Date that quarterly dividends on Series 3 Preferred Stock shall not have been paid in full as required herein (a "Dividend Default"), then and in each such event, the holder of shares of Series 3 Preferred shall be entitled to elect such number of directors ("Special Directors") as set forth below, hereof, at the next annual meeting of stockholders of the Company. The holders of all shares otherwise entitled to vote for directors, voting separately as a class, shall be entitled to elect the remaining members of the Board of Directors. Such special voting right of the holders of shares of Series 3 Preferred may be exercised until all dividends in default on the Series 3 Preferred shall have been paid in full or declared and funds sufficient therefore set aside, and when so paid or provided for together with one additional Dividend Payment Date shall have passed without a Dividend Default, such special voting right of the holders of shares of Series 3 Preferred shall cease and any Special Directors appointed or elected shall resign, but subject always to the same provisions for the vesting of such special voting rights in the event of any such future Dividend Default.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

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

            In September 1996, 350,000 Series 3 Preferred shares were issued to ManTech in connection with the acquisition of MSOL. For the period July 1, 1997 to December 31, 1997, cumulative undeclared dividends amounted to $61,250.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

      Preferred Stock (Continued)

            Series 5 Convertible Preferred Stock (Series 5 Preferred)

            The Series 5 Preferred stockholders have a liquidation preference of $1,000 per share and are entitled to receive cumulative dividends payable in cash at an annual rate of 6% of the liquidation preference ($60 per share). Such dividends shall be payable on a semi-annual basis commencing on December 31, 1997 and shall have preference to dividends on any other class of common or preferred stock. Series 5 Preferred has no voting rights.

            Series 5 Preferred is convertible at the election of the stockholders at a conversion rate equal to $10 per share and can be converted at any time after the earlier of:

            1.    One year from the date of issuance, or

            2.    The date of any notice of redemption of such shares.

            Beginning at any time after July 1, 1998, the Company may, at its sole option, redeem the outstanding shares of Series 5 Preferred at any time, in whole or in part, upon notice duly given to all stockholders. The redemption price shall be equal to the liquidation preference ($1,000 per share) plus all unpaid dividends accrued through the redemption date.

            In July 1997, 785 Series 5 Preferred shares were issued to the stockholders of ASDI in connection with the merger of the business.

            Series 6 Convertible Preferred Stock (Series 6 Preferred)

            The Series 6 Preferred stockholders have a liquidation preference of $1,000 per share and are entitled to receive dividends at an annual rate of 5% of the liquidation preference ($50 per share) payable as follows:

            1.    In cash.

            2. At the election of the Company, in shares of common stock valued at the average closing bid prices for the five days on which the common stock was traded immediately prior to the record date for the payment of such dividend.

            Such dividends shall be payable on a semi-annual basis commencing on July 1, 1998 and shall have preference to dividends on any other class of common or preferred stock. Series 6 Preferred has no voting rights.

            Beginning on the sixtieth (60) day after the issuance of the Series 6 Preferred, such shares are convertible at the election of the stockholders at a conversion rate equal to the quotient obtained by dividing the liquidation preference by an amount equal to 75% of the five day average closing bid price per share of common stock immediately prior to the date of conversion.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

      Preferred Stock (Continued)

            Series 6 Convertible Preferred Stock (Series 6 Preferred)
            (Continued)

            Beginning on the sixtieth (60) day after the issuance of the Series 6 Preferred, the Company may, at its sole option, redeem the outstanding shares of Series 6 Preferred at any time, in whole or in part, upon notice duly given to all stockholders. The redemption price shall be equal to 133% of the liquidation preference.

            In December 1997, 1,200 Series 6 Preferred shares were issued in connection with the sale of securities. In 1998, the Company issued an additional 1,000 shares.

            Series 7 Convertible Preferred Stock (Series 7 Preferred) (issued in 1998)

            The Series 7 Preferred stockholders have a liquidation preference of $1,000 per share and are entitled to receive dividends at an annual rate of 5% of the liquidation preference ($50 per share) payable as follows:

            1.    In cash.

            2. At the election of the Company, in shares of common stock valued at the average closing bid prices for the five days on which the common stock was traded immediately prior to the record date for the payment of such dividend.

            Such dividends shall be payable on a semi-annual basis commencing on July 1, 1998 and shall have preference to dividends on any other class of common or preferred stock. Series 7 Preferred has no voting rights.

            Beginning on the sixtieth (60) day after the issuance of the Series 7 Preferred, such shares are convertible at the election of the stockholders at a conversion rate equal to the quotient obtained by dividing the liquidation preference by an amount equal to 75% of the five day average closing bid price per share of common stock immediately to the date of conversion.

            Beginning on the sixtieth (60) day after the issuance of the Series 7 Preferred, the Company may, at its sole option, redeem the outstanding shares of Series 7 Preferred at any time, in whole or in part, upon notice duly given to all stockholders. The redemption price shall be equal to 133% of the liquidation preference.

            Series 8 Convertible Preferred Stock (Series 8 Preferred) (issued in 1998)

            The Series 8 Preferred stockholders have a liquidation preference of $1,000 per share and are entitled to receive dividends at an annual rate of 5% of the liquidation preference ($50 per share) payable as follows:

            1.      In cash

            2. At the election of the Company, in shares of common stock valued at the average closing bid prices for the five days on which the common stock was traded immediately prior to the record date for the payment of such dividend.

            Such dividends shall be payable on semi-annual basis commencing on July 1, 1998 and shall have preference to dividends on any other class of common or preferred stock, other class of common or preferred stock. Series 8 Preferred has no voting rights.

            Beginning on the sixtieth (60) day after the issuance of the Series 6 Preferred, such shares are convertible at the election of the stockholders at a conversion rate equal to the quotient obtained by dividing the liquidation preference by an amount equal to 75% of the five day average closing bid price per share of common stock immediately prior to the date of the conversion.

            Beginning on the sixtieth (60) day after the issuance of the Series 8 Preferred, the Company may, at is sole option, redeem the outstanding shares of Series 8 Preferred at any time, in whole or in part, upon notice duly given to all stockholders. The redemption price shall be equal to 133% of the liquidation preference.

            Liquidating Preference and Dividends in Arrears

            The value of the liquidation preferences and dividends in arrears is as follows:

                      Number   Liquidation     Total         Dividend
                        of      Preference   Liquidation        in        Total
                      Shares     Per Share    Preference      Arrears     Value
                   ---------   -----------   -----------     --------    --------
December 31, 1997

      Series 1        22,500        $10      $  225,000       $  --    $  225,000
      Series 2          --           --           --             --          --
      Series 3       350,000         10       3,500,000        61,250   3,561,250
      Series 4          --           --           --             --          --
      Series 5           785      1,000         785,000          --       785,000
      Series 6         1,200      1,000       1,200,000          --     1,200,000
                                             ----------       -------  ----------
                                             $5,710,000       $61,250  $5,771,250
                                             ----------       -------  ----------
                                             ----------       -------  ----------
December 31, 1996

      Series 1       330,000        $10      $3,300,000       $  --    $3,300,000
      Series 2          --           --           --             --          --
      Series 3       350,000         10       3,500,000        61,250   3,561,250
      Series 4        25,000        100          25,100          --        25,100
                                             ----------       -------  ----------
                                             $6,825,100       $61,250  $6,886,350
                                             ----------       -------  ----------
                                             ----------       -------  ----------

      Dividends

      In 1997, the Company declared and paid the following dividends:

                                     Number
                                       of             Dividend       Total
                                     Shares           Per Share     Dividend
                                   ------------------------------------------
      Series 3                       350,000            $0.47        $165,123
      Series 5                           785            30.00          23,550
                                                                     --------
                                                                     $188,673
                                                                     --------
                                                                     --------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

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

      In 1997, the Company authorized the issuance of 200,000 shares of common stock as follows:

      1. 50,000 shares at a price of $2.34 per share to a corporation for consulting fees for the period October 14, 1997 through October 14, 1999. The shares will be issued in 1998.

      2. 150,000 shares at $2.00 per share to the former officers of NATCOM in consideration for the continuation of their respective non-competition agreements. The shares will be issued in 1998.

      In 1996, the Company authorized the issuance of 39,000 shares of common stock as follows:

      1. 24,000 shares at a price of $2.00 per share to a corporation in connection with the sale of securities. Such amount has been offset against additional paid-in capital in the consolidated statements of stockholders' equity. The shares were issued in 1997.

      2. 15,000 shares at a price of $3.19 per share to three prior NATCOM stockholders relating to the payment of a portion of the purchase price per the stock purchase agreement. The shares were issued in 1997.

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

      3. 6,667 shares at a price of $3.00 per share totalling $20,000 to two board members to prepay 1996 director fees. Such amount was included as prepaid expenses and other current assets in the consolidated balance sheets at December 31, 1995. The shares were issued in 1996 and the amount is included in operating expenses in the consolidated statements of operations in 1996.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 20- - STOCKHOLDERS' EQUITY (CONTINUED)

      Sale of Securities

      In 1996, the Company sold shares of preferred and common stock under an exemption pursuant to Regulation S. The Company raised a total of $4,294,129, which was net of offering costs totalling $2,677,371.

NOTE 21 - STOCK OPTIONS

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

      In April 1997, the Company granted the factor options to purchase 100,000 shares of common stock at $3.00 per share. The options expire in April 2000.

      No options were exercised in 1996 and 1997. A summary of option activity is as follows:

                                                1997       1996         1995
                                              -------    --------     -------
         Beginning balance                    107,600        -             -
         Options issued                       100,000     107,600          -
         Options exercised or expired         (70,600)       -             -
                                              -------    --------     -------
         Ending balance                       137,000     107,600          -
                                              =======    ========     =======

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 22 - WARRANTS

      The Company authorized the issuance of warrants with terms of one to five years to various corporations and individuals in connection with the sales of securities, loan agreements and consulting agreements. Exercise prices range from $1.75 to $6.75 per warrant. The warrants expire at various times from August 15, 1998 through November 14, 2002.

      No warrants were exercised in 1996 and 1997. A summary of warrant activity is as follows:

                                              1997          1996         1995
                                           ----------    ----------   ----------

            Beginning balance                 936,583            --           --
            Warrants issued                 1,218,750       936,583           --
            Warrants exercised or expired    (100,000)           --           --
                                           ----------    ----------   ----------
            Ending balance                  2,055,333       936,583           --
                                           ==========    ==========   ==========

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The amounts at which cash, due from factor, accounts receivable, accounts payable, due to financial institution, notes payable and accrued expenses and other current liabilities are presented in the balance sheets approximate their fair value due to their short maturities. The following table presents the carrying amount and fair value at December 31, for due on acquisitions.

                                         1997                      1996
                               -----------------------   -----------------------
                                Carrying        Fair      Carrying        Fair
                                 Amount        Value       Amount        Value
                               ----------   ----------   ----------   ----------
         Due on acquisitions   $2,127,084   $1,571,835   $2,957,058   $2,223,747
                               ==========   ==========   ==========   ==========

      The fair value of due on acquisitions has been determined based on discounted cash flow using a market rate of interest at the balance sheet date as applicable to comparable debt.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 24 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the stock options and warrants granted. No expense was recognized in 1997 and 1996. If the Company had elected to recognize expense for the stock options and warrants granted based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

                            1997                            1996
                 --------------------------    ------------------------------
                      As            Pro             As              Pro
                   Reported        Forma         Reported          Forma
                 -----------    -----------    -------------    -------------
Net loss         $(9,435,960)   $(9,489,611)   $  (1,085,388)   $  (1,127,178)
Loss per share         (1.29)         (1.30)            (.33)            (.34)

      The fair value of the stock options and warrants used to compute pro forma net loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 4% (1996-47%); various risk free interest rates of 5.8% to 6.3%; and expected holding periods of one to four years.

NOTE 25 - DISCONTINUED OPERATIONS

      In 1997, the Company discontinued its aggregator portion of the NEVCOR business as its major vendor decided to cease distributions through the aggregator channel. The Company also discontinued its SPEECH SOLUTIONS business as management concluded that the ratio of capital requirements to revenue for a software developer were incompatible with the overall operations of the Company's integration, sales and manufacturing businesses. Summarized results of the businesses for the years ended December 31, are as follows:

                                           1997            1996            1995
                                       ------------    ------------    ------------
Net sales                              $  9,230,131    $ 14,084,691    $ 21,677,868
                                       ============    ============    ============

Income (loss) from operations before
  income taxes (tax benefits)          $ (8,713,715)   $   (626,097)   $    111,418

Income taxes (tax benefits)              (1,580,563)       (247,202)         44,567
                                       ------------    ------------    ------------
Income (loss) from
  discontinued operations              $ (7,133,152)   $   (378,895)   $     66,851
                                       ============    ============    ============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 25 - DISCONTINUED OPERATIONS (CONTINUED)

      The net assets of the discontinued businesses are summarized as follows:

                                        1997 *        1996           1995
                                     -----------   -----------    -----------

            Current assets           $  32,885     $ 3,828,701    $ 5,490,375
            Property and equipment      53,362         430,512        373,578
            Other assets                  --         2,964,502      2,177,012
            Current liabilities       (224,758)     (1,687,476)    (1,569,802)
            Long-term liabilities         --          (176,773)      (302,706)
                                     -----------   -----------    -----------
                                     $(138,511)    $ 5,359,466    $ 6,168,457
                                     ===========   ===========    ===========

* In 1997, certain assets were transferred to VIRCOM TG and are not reflected in discontinued operations.

NOTE 26 - REGISTRATION FOR SELLING STOCKHOLDERS

      In March 1998, the Company filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, for the purpose of meeting an obligation to registering certain securities for public sale on behalf of certain selling stockholders. Included in such registration statement are the following:

            Series 6 Preferred and Series 7 Preferred
            Certain warrants at exercise prices ranging generally from $1.99 to $8.75 per share

      In addition, 742,000 shares are being registered for sale. Certain shares being registered will vest over various periods up to two years. The Company will not receive proceeds from the sale of any of these shares.

      The Company intends to include Series 8 preferred through a post-effective amendment.

      The offering is currently being reviewed by the Securities and Exchange Commission.

NOTE 27 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

      The following unaudited pro forma, condensed, consolidated balance sheet assumes the completion of the sale of Series 6 Preferred and the sale of Series 7 Preferred. As of December 31, 1997 (received in 1998). The financial information presented herein does not proport to be indicative of what would have occurred had both transactions actually been made as of such date or of results which may occur in the future.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 27 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)

      The unaudited pro forma condensed consolidated balance sheet of the Company at December 31, 1997 assumes the following:

      1.    The sale of the balance of Series 6 Preferred net of offering costs.

      2.    The sale of Series 7 Preferred net of offering costs.

                                      Company
                                         As           Pro Forma
                                      Reported       Adjustments      Pro Forma
                                     -----------     -----------     -----------
                                    (Historical)     (Unaudited)     (Unaudited)

            Current Assets          $  8,626,998 (1) $  900,000      $10,800,998
                                                 (2)  1,274,000
            Property and equipment     1,326,058                       1,326,058
            Other assets               8,981,911                       8,981,911
                                     -----------     ----------      -----------
                                     $18,934,967     $2,174,000      $21,108,967
                                     ===========     ==========      ===========

            Current liabilities      $15,410,553     $               $15,410,553
            Long-term debt             1,632,115                       1,632,115
                                                 (1)    900,000
            Stockholders' equity       1,892,299 (2)  1,274,000        4,066,299
                                     -----------     ----------      -----------
                                     $18,934,967     $2,174,000      $21,108,967
                                     ===========     ==========      ===========


      (1) To record the sale of 1,000 shares of Series 6 Preferred net of estimated offering costs of $100,000 (1,200 shares sold in 1997).
      (2) To record the sale of 1,425 shares of Series 7 Preferred net of estimated offering costs of $151,000.

NOTE 28 - BUSINESS SEGMENT DATA

      The Company's operations are conducted through two business segments, Systems Integration and Production. The Production division was acquired in September 1996 and as such, divisional information is not shown for 1995.

                                                    Years Ended
      Net Sales by Division:                        December 31
                                          --------------------------------
                                             1997                 1996
                                          -----------          -----------


           Systems Integration            $26,324,234          $14,068,631

           Production                      24,910,892           13,985,710
                                          -----------          -----------
                                          $51,235,126          $28,054,341
                                          -----------          -----------
                                          -----------          -----------

     Operating loss of each division is as follows:

                                                    Years Ended
                                                    December 31
                                          --------------------------------
                                             1997                 1996
                                          -----------          -----------
           Systems Integration              1,098,802             (989,462)
                                          -----------          -----------

           Production                      (2,353,887)              62,435
                                          -----------          -----------
           Other income (expenses)         (1,557,852)            (238,803)
                                          -----------          -----------
           Income tax benefit                 510,129              459,337
           Discontinued operations         (7,133,152)            (378,895)
           Net loss                        (9,435,960)          (1,085,388)
                                          -----------          -----------
                                          -----------          -----------


     Identifiable assets of each division are as follows:

                                                    Years Ended
                                                    December 31
                                          --------------------------------
                                             1997                 1996
                                          -----------          -----------
           Systems Integration              9,727,087            8,931,706

           Production                       4,958,063           10,554,422

           General corporate assets         4,249,817            3,336,764
                                          -----------          -----------
           Total assets                    18,934,967           22,822,892
                                          -----------          -----------
                                          -----------          -----------


      Identifiable assets by division are those assets that are used in the operation of each division. General corporate assets consist primarily of property and equipment, intangible assets and deferred income taxes.