Form 10-K/A
period 1997-12-31
GLOBAL INTELLICOM INC
filed 1998-04-30
CIK 946355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 [FEE REQUIRED]; For the transition period from _______ to ________;

                      Commission file number      0-26684

                             GLOBAL INTELLICOM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            13-3797104
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

  747 Third Avenue, New York, New York                         10017
-----------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (212)750-3772

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K.  Yes |_|   No |_|

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

                                    PART III

Item 10. Directors and Executive Officers

         Directors and Officers

         The directors and executive officers of the Company are:

      Name                Age                 Position
------------------        ---    --------------------------------------
N. Norman Muller          68     Chief Executive Officer, Chairman and Director
David A. Mortman          57     President, Chief Operating Officer and Director
Howard Maidenbaum         63     Executive Vice President and Director
Robert L. Olson           54     Vice President, Finance
Johan de Muinck Keizer    35     Vice President, Secretary and General Counsel
Wayne M. Rogers           63     Director
Thomas W. Smith           45     Director

      N. Norman Muller has been Chairman of the Board, Chief Executive Officer and a director of Global since its inception in 1994. From December 1990 to April 1995, Mr. Muller was Chief Executive Officer of Communications and Entertainment Corp. ("ComEnt"), a company engaged in the foreign distribution of motion pictures, and also served as a director of ComEnt from December 1989 to April 1995 and as Chairman of its Board from March 1992 to April 1995. Mr. Muller was formerly the Chairman of U.M.C. Industries, a New York Stock Exchange listed company, and of Greer Hydraulics, Inc., an American Stock Exchange listed company.

      David A. Mortman, served as Secretary of the Company from its inception to August 1996, was elected a director of the Company in April 1995, and became Executive Vice President in April 1996, Chief Operating Officer in November 1996 and President in January 1997. From December 1990 to April 1995, Mr. Mortman was a director of ComEnt. From May 1994 until January 1996, Mr. Mortman was a member of the law firm of Goodkind Labaton Rudoff & Sucharow, LLP, and from June 1991 to May 1994, engaged in the practice of law as a member of David A. Mortman, P.C.

      Howard Maidenbaum, has been Executive Vice President and a director of the Company since its inception, and also served as the Company's Vice Chairman and Treasurer from its inception until September 1996. From April 1993 to June 1994, Mr. Maidenbaum was Chairman of the Credit Committee of ComEnt Funding Corp., a wholly-owned subsidiary of ComEnt. From March 1979 to March 1992, Mr. Maidenbaum was the President of Dr. Leonard's Health Care Products, Inc. (formerly Modern Coupon Systems, Inc.), a privately-held consumer products company. Mr. Maidenbaum is the President of Maidco Industries, Inc., a stockholder of the Company.

      Robert L. Olson joined the Company as Vice President, Finance, on September 28, 1997. From 1990 to 1997 Mr. Olson was Vice President, Finance, and chief financial officer of Trafalger Ltd., a manufacturer of men's accessories and luggage, and served as Senior Vice President and chief financial officer of Revillon Furs, a fur distributer, from 1982 to 1990.

      Johan de Muinck Keizer has been Vice President, Secretary and General Counsel of the Company since August 1996. From September 1995 to August 1996 he was engaged in private law practice, and from February 1994 to September 1995 served as an associate at the law firm of Warshaw Burstein Cohen Schlesinger & Kuh, LLP. From October 1991 to February 1994, Mr. de Muinck Keizer was an associate at the law firm of David A. Mortman, P.C.

      Wayne M. Rogers was appointed to Global's Board of Directors in April, 1995. Mr. Rogers is an established professional actor who portrayed one of the lead characters in the "MASH" television series, and has been involved in investment activities for over fifteen years. Mr. Rogers has been a director of several privately-held companies, including Almaden Vineyards and The Pantry, Inc., since 1990. He has also served as a director of P.H.C., Inc., Electronic Data Controls, Inc., Extek Micro-Systems and Wadell Equipment Company. Currently, Mr. Rogers is the general partner of Balanced Value Fund, L.P., a limited partnership that advises and invests in middle market companies. Mr. Rogers is also the general partner of Insight Fund, L.P. and the sole stockholder of the corporate general partner of Pinnacle Fund, L.P. and Triangle Bridge Group, L.P., each of which is a stockholder of the Company.

      Thomas W. Smith has been a director of the Company since its inception. From September 1990 to April 1995, Mr. Smith held various positions with ComEnt, including President and Chief Operating Officer, Executive Vice President-Finance and Chief Financial Officer. Mr. Smith has been a director of Ransford Group, Inc., a management consulting firm since May, 1993, and a director of LaBarge & Associates, Inc., also a management consulting firm, since March, 1995. Mr. Smith is the President and sole director of Equicomp Corp., a stockholder of the Company.

      Election of Directors

      In accordance with the Company's Restated Articles of Incorporation, the Company's Board is divided into three classes. At each annual meeting of stockholders, members of the classes, on a rotating basis, are to be elected for a three-year term. The Company's by-laws establish the present size of the Board at six directors, two in each class; a vacancy currently exists resulting from the resignation of Mr. Cucchi as a director. Pursuant to the Restated Articles of Incorporation, two Class I directors were initially elected to a term expiring at the next annual meeting, two Class II directors to a term expiring at the second succeeding annual meeting, and two Class III directors to a term expiring at the third succeeding annual meeting. Messrs. Mortman and Smith, Class I directors, were re-elected to terms expiring at the 1999 annual meeting. Mr. Rogers is a Class II director and Messrs. Muller and Maidenbaum are Class III directors.

Item 11. Executive Compensation and Other Information

      The following table sets forth information concerning the annual and long term compensation, paid or accrued, for the Company's Chief Executive Officer and for the four most highly compensated other executive officers of the Company (the "Named Executive Officers") for services in all capacities during the last three fiscal years:

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                      Compensation
                                                       Annual Compensation               Awards
                                             ---------------------------------------   -----------   All other
                                                                        Other Annual   Securities    Compen-
    Name                                                                Compensation   Underlying    sation
    Principal Position              Year     Salary(1)      Bonus          (2)(3)      Options(#)     ($)(4)
----------------------------       ------    ---------      --------    --------------------------   --------
N. Norman Muller,                   1997     $250,000      $317,167(3)   $359,216(3)
Chief Executive Officer,            1996      122,833         ---          14,474         ---            ---
Chairman of the Board and           1995         ---          ---          11,250         ---            ---
Director

David A. Mortman,                   1997      230,000
President, Chief Operating          1996      160,000         ---            ---          ---            ---
Officer and Director (5)            1995         ---          ---            ---          ---          22,500

Anthony R. Cucchi (6)               1997      194,000
                                    1996      190,000         ---            ---          ---            ---
                                    1995      177,601         ---            ---          ---            ---

Howard Maidenbaum,                  1997      164,167
Executive Vice President            1996       48,917         ---            ---          ---            ---
and Director                        1995         ---          ---            ---          ---            ---

Robert L. Olson,                    1997       30,909
Vice President, Finance (7)

----------
(1) The Company was formed in September, 1994, and no executive salaries were paid before 1996, except to Mr. Cucchi.

(2) Except as indicated for 1996 and 1995 with respect to Mr. Muller, the aggregate amount of any personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to each Named Executive Officer.

(3) In January 1998, the Board of Directors authorized $676,383 in additional compensation to Mr. Muller, attributable to 1997. Of such amount, $359,216 was in consideration of Mr. Muller's extending his personal guarantee on several occasions for certain Company indebtedness, and is shown as other annual compensation, with the balance of $317,167 shown as bonus compensation. Such amounts were not paid in cash but were offset against amounts owed to the Company by Mr. Muller. See additional information under "Certain Transactions".

(4) Amount shown consists of the fair market value of shares of Common Stock issued.

(5) Mr. Mortman was elected Chief Operating Officer in November 1996 and President in January 1997. From April to November 1996, Mr. Mortman was Executive Vice President.

(6) Mr. Cucchi was Chief Operating Officer and a Director from inception until November 1996, and Vice Chairman and a Director in 1997. He resigned in January 1998.

(7) Mr. Olson joined the Company on September 28, 1997, and the amount shown represents compensation for only three months in 1997. His annual salary is $120,000.

Employment Arrangements

      No executive officer of the Company has had an employment agreement except Anthony R. Cucchi, who resigned on January 23, 1998, having served previously in various capacities including Chief Operating Officer, President and Vice Chairman of the Company. Mr. Cucchi was employed pursuant to an employment agreement which expired December 31, 1997 and which provided for salaries of $190,000 in 1996 and $210,000 in 1997.

      Under the Company's By-laws, executive officers are elected at each annual meeting and serve until the succeeding annual meeting or any earlier resignation or removal.

Compensation of Directors

      Directors who are employees of the Company or its subsidiaries receive no compensation for service as members of the Board, other than reimbursement of expenses incurred in attending meetings held in locations other than New York City. Directors who are not employees of the Company or its subsidiaries receive a director's fee of $2,500 for each Board meeting attended and reimbursement of expenses incurred in attending meetings.

      Wayne M. Rogers, a director, has entered into a three-year consulting agreement with the Company commencing January 1, 1996, pursuant to which Mr. Rogers has rendered and is continuing to perform services in connection with various matters related to the Company's management, financing and marketing strategies, beyond services regularly performed as a director of the Company. In connection with such services, Mr. Rogers has been assisting the Company in seeking alternative sources of financing for the Company's operations. The agreement provides for a consulting fee of $60,000 per year, payable in equal monthly installments. Mr. Rogers waived the consulting fee for 1996.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors consists of Wayne M. Rogers and Thomas W. Smith. There were no Compensation Committee interlocks or insider (employee) interlocks during the year, except that Wayne M. Rogers, a member of the Committee, previously entered into a three-year consulting agreement with the Company beginning January 1, 1996, as described above.

Stock Option Plan

      In May 1995, the Company adopted its 1995 Stock Option Plan (the "1995 Plan") to provide for the granting of stock options for an aggregate of 500,000 shares of Common Stock. The 1995 Plan provides for the grant of options that are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, as well as options not intended to so qualify (a non-qualified option).

      The 1995 Plan is administered by the Stock Option Committee of the Board of Directors. The Committee has the authority to determine the terms of options granted under the 1995 Plan, including, among other things, the individuals who shall receive options, the times when they shall receive them, whether an incentive stock option and/or a non-qualified stock option shall be granted, the number of shares to be subject to each option and the date each option shall become exercisable. No option granted under the 1995 Plan is transferrable by the optionee other than by will or inheritance and each option is exercisable during the lifetime of the optionee only by such optionee or his legal representatives.

      The exercise price of incentive stock options granted under the 1995 Plan must be at least equal to the fair market value of such shares on the date of grant (110% of fair market value in the case of an optionee who owns or is deemed to own stock possessing more than 10% of the voting rights of the outstanding capital stock of the Company). The term of each option granted is established by the Committee, provided, however, that the maximum term for each incentive stock option is ten years (five years in the case of an optionee who owns or is deemed to owned stock possessing more that 10% of the total combined voting power of the outstanding capital stock of the Company). Options become exercisable at such times and in such installments as the Committee provides in the terms of each individual option.

      No options may be granted under the 1995 Plan after May 1, 2005. The Board of Directors may amend, suspend or terminate the 1995 Plan or any portion thereof at any time and from time to time in such respects as it deems necessary or advisable, but may not without the approval of the Company's shareholders make any alteration or amendment thereof which would (i) change the class of those eligible to receive options (ii) increase the maximum number of shares for which options may be granted (except for anti-dilution adjustments) or (iii) materially increase the benefits to participants under the 1995 Plan.

      While options have been granted under the 1995 Plan to employees and to certain officers of the Company's subsidiaries, no such options have been granted to any executive officer or director of the Company.

Item 12. Security Ownership of Directors, Management and Certain Beneficial
Owners

      The following table sets forth certain information as of April 24, 1998 as to the beneficial ownership of the Company's Common Stock as by (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and nominee, (iii) each executive officer of the Company named in the Summary Compensation Table contained herein and (iv) all directors and executive officers of the Company as a group.

Name and Address  of           Amount and Nature of      Percentage of
Beneficial Stockholder (1)     Beneficial Ownership(2)   Shares Outstanding(2)
----------------------------   -----------------------   ---------------------

Wayne M. Rogers                     797,593 (3)                10.0%
David A. Mortman                    502,617 (4)                 6.3%
Howard Maidenbaum                   461,533 (5)                 6.1%
N. Norman Muller                    442,280 (6)                 5.6%
Thomas W. Smith                     265,000 (7)                 3.3%
Anthony R. Cucchi                    27,593 (8)                  *
Robert L. Olson                           ---                    ---

All executive officers and        2,469,023 (9)                 31.0%
directors as a group
(seven persons)

----------
* less than 1%

(1) The address for each person named is c/o Global Intellicom, Inc., 747 Third Avenue, New York, New York 10017.

(2) For purposes hereof, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or group has the right to acquire by option, warrant or otherwise within 60 days and for which such person or group is able to exercise voting control. Except as may be otherwise noted, the Company believes that the persons in the table have sole voting and investment power with respect to the shares of Common Stock indicated as being beneficially owned by them.

(3) Includes (i) shares owned by various limited partnerships controlled by Mr. Rogers and by a family trust of which Mr. Roger is trustee, and (ii) 100,000 shares of restricted stock granted to Mr. Rogers in March, 1998, ownership of which vests in equal quarterly installments of 25,000 shares each over a two-year period ending June 30, 2000 does not include warrants to purchase 45,000 shares at $2.02 per share and 2,000 shares at $5.25 per share.

(4) Includes (i) 10,000 shares of Common Stock owned by adult children of Mr. Mortman and 123,762 shares of Common Stock owned by Mr. Mortman's wife, and (ii) 300,000 shares of restricted stock granted to Mr. Mortman in March, 1998, ownership of which vests in equal quarterly installments of 75,000 shares each over a two-year period ending June 30, 2000; does not include warrants to purchase 245,000 shares at $2.02 per share and 1,250 shares at $5.25 per share. Mr. Mortman disclaims any beneficial interest in the shares owned by his adult children and his wife.

(5) Includes 120,000 shares of Common Stock owned by Maidco Industries, Inc. ("Maidco") and 150,000 shares of Global Common Stock owned by Mr. Maidenbaum's adult children in their individual capacity. All of the issued and outstanding shares of Maidco are held by Mr. Maidenbaum's wife and his adult children. Mr. Maidenbaum disclaims any beneficial interest in the shares of Common Stock owned by Maidco and by his adult children. The amount shown does not include warrants to purchase 50,000 shares at $2.02 per share.

(6) The shares indicated are beneficially owned by Mr. Muller's wife and a corporation owned by Mr. Muller's adult children, as to which Mr. Muller disclaims any beneficial interest. The amount shown does not include warrants to purchase 70,000 shares at $2.02 per share.

(7) Includes 177,500 shares of Common Stock beneficially owned by Equicomp Corp., of which Mr. Smith is the President, sole director and sole stockholder; does not include warrants to purchase 45,000 at $2.02 per share.

(8)   Does not include warrants to purchase 45,000 shares at $2.02 per share.

(9)   Does not include Mr. Cucchi, who resigned January 28, 1998.

      The Company knows of no arrangements which may result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

      The Company and two of its subsidiaries are parties to a floorplan financing agreement with Finova Capital Corporation ("Finova"), providing for a total loan facility of $8,000,000. In order to induce Finova to enter into such agreement and to make loans and advances thereunder, Messrs. Muller, Smith and Maidenbaum executed joint and several surety agreements providing for the unconditional guaranty of the payment of all amounts due to Finova.

      In addition, Messrs. Muller and Maidenbaum guaranteed amounts owed under a floorplan agreement with an affiliate of Deutsche Bank, a factoring agreement with Century Business Credit Corporation, a lease agreement for the Company's executive offices in New York.

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

      The Company made advances and loans to Mr. Muller in 1997 and Mr. Muller made various loans and advances to the Company. The net amount owed the Company at the end of 1997 was offset against compensation due Mr. Muller as set forth above. In addition, Mr. Maidenbaum and the Company have made various loans and advances to each other in 1997 and, after offsetting such loans and advances, the Company was indebted to Mr. Maidenbaum in the amount of $67,677 at December 31, 1997. This amount is represented by a promissory note leaving interest at 1% over prime, due December 31, 1998.

      The Company has a three-year consulting agreement with Wayne M. Rogers. See "CPeompensation of Directors" in Item 11, above.

      The Company is obligated to pay, and has paid, certain legal fees and related expenses for which it has indemnified various officers and directors. See Item 3, "Legal Proceedings", and Note 18 to the Consolidated Financial Statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, requires the Company's officers and directors, and any person who owns more than 10% of any class of the Company's equity securities, to file, with the Securities and Exchange Commission, certain reports relating to their ownership of such securities and changes in such ownership, and to furnish the Company with copies of such reports. To the best of the Company's knowledge, during the year ended December 31, 1997, a Form 4 was not filed for Anthony Cucchi, who was an officer and director in 1997.

The Company believes that the foregoing failure to file was inadvertent.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GLOBAL INTELLICOM, INC.
                                Dated: April 30, 1998

                                By:             /s/ N. NORMAN MULLER
                                     -----------------------------------------
                                                  N. Norman Muller
                                      (CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

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

          SIGNATURES                       TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ N. NORMAN MULLER       Chairman of the Board and
------------------------------    Chief Executive Officer      April 30, 1998
       N. Norman Muller           (Class III Director)

     /s/ DAVID A. MORTMAN       President and Chief
------------------------------    Operating Officer and        April 30, 1998
       David A. Mortman           Class I Director

    /s/ HOWARD MAIDENBAUM       Executive Vice President
------------------------------    and Class III                April 30, 1998
      Howard Maidenbaum

     /s/ THOMAS W. SMITH        Class I Director
------------------------------                                 April 30, 1998
       Thomas W. Smith

     /s/ WAYNE M. ROGERS        Class II Director
------------------------------                                 April 30, 1998
       Wayne M. Rogers

     /s/ ROBERT L. OLSON        Vice-President, Finance
------------------------------    Chief Accounting Officer     April 30, 1998
       Robert L. Olson