Form 10-Q
period 1998-03-31
GLOBAL INTELLICOM INC
filed 1998-05-21
CIK 946355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26684

                            ------------------------

                            GLOBAL INTELLICOM, INC.

            (Exact name of registrant as specified in its charter.)

                   NEVADA                                       13-3797104
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation of organization)                       Identification No.)

              747 THIRD AVENUE                                     10017
             NEW YORK, NEW YORK
  (Address of principal executive offices)                      (Zip code)

                                 (212)750-3772
              Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 15, 1998, there were outstanding 7,952,345 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I . FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1997          1998
                                                                                        ------------  ------------

NET SALES.............................................................................  $  7,931,441  $  9,328,025

COST OF GOODS SOLD....................................................................     7,336,134     6,160,631
                                                                                        ------------  ------------

GROSS PROFIT..........................................................................       595,307     3,167,394

OPERATING EXPENSES:

Selling, shipping and general and administrative......................................     2,389,244     2,792,310

Depreciation and amortization.........................................................        44,677        82,687

Amortization of intangibles...........................................................        27,161       106,849
                                                                                        ------------  ------------

                                                                                           2,461,082     2,981,846
                                                                                        ------------  ------------

OPERATING INCOME (LOSS)...............................................................    (1,865,775)      185,548

OTHER INCOME (EXPENSES)...............................................................       103,687       (50,270)
                                                                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAX BENEFITS..............................................    (1,969,462)      135,278

INCOME TAX BENEFITS...................................................................       748,000       445,889
                                                                                        ------------  ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS..............................................    (1,221,462)      581,167

INCOME (LOSS) FROM DISCONTINUED OPERATIONS............................................      (447,545) $    (45,000)
                                                                                        ------------  ------------

NET INCOME (LOSS).....................................................................    (1,669,007)      536,167
                                                                                        ------------  ------------
                                                                                        ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE....................................................  $      (0.23) $       0.06
                                                                                        ------------  ------------
                                                                                        ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..................................     7,335,524     7,952,345
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1997 AND MARCH 31, 1998

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                                                          (A)        (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
  Cash.............................................................................  $     138,469  $      75,791
  Due from factor Accounts receivable--trade, less allowance for doubtful accounts
    of $290,582 and $0, respectively...............................................      3,684,106      3,905,885
  Accounts receivable--non-trade...................................................        268,815        222,484
  Other receivables................................................................        206,770        465,405
  Inventories......................................................................      3,001,519      2,908,568
  Notes receivable--officers and stockholders......................................                        50,643
  Note and loans receivable--other.................................................         40,113         40,883
  Prepaid expenses and other current assets........................................        624,322        778,704
  Deferred income taxes............................................................        630,000      1,130,000
  Current Assets of discontinued operations........................................         32,884         32,885
                                                                                     -------------  -------------
      Total current assets.........................................................      8,626,998      9,611,248
                                                                                     -------------  -------------
PROPERTY AND EQUIPMENT--net of accumulated depreciation and amortization...........      1,326,058      1,332,821
                                                                                     -------------  -------------
INTANGIBLE ASSETS--net of accumulated amortization.................................      5,542,385      5,431,813
                                                                                     -------------  -------------
OTHER ASSETS:
  Deferred income taxes............................................................      2,645,000      2,883,329
  Deferred costs...................................................................        707,106        782,106
  Other assets.....................................................................         34,058         33,330
  Other assets discontinued operations.............................................         53,362         83,362
                                                                                     -------------  -------------
                                                                                         3,439,526      3,782,127
                                                                                     -------------  -------------
                                                                                     $  18,934,967  $  20,158,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1997 AND MARCH 31, 1998

                                                                                     DECEMBER 31,     MARCH 31,
                                                                                         1997           1998
                                                                                     -------------  -------------
                                                                                          (A)        (UNAUDITED)
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to financial institution.......................................................  $   4,153,645  $   5,395,239
Notes payable--bank................................................................         50,000         50,000
Accounts payable--trade............................................................      7,883,413      4,816,317
Accounts and note payable--related party...........................................                      --
Customer deposits..................................................................         21,578         49,091
Notes payable--officers and stockholders...........................................        132,677        126,136
Aacquisition indebtedness--current portion.........................................        581,823        581,823
Current portion of capitalized lease obligations...................................        147,615        147,695
Income taxes payable...............................................................        238,534        560,974
Accrued expenses and other current liabilities.....................................      1,976,510      1,675,738
Current liabilities of discontinued operations.....................................        224,758        224,758
                                                                                     -------------  -------------
      Total current liabilities                                                         15,410,553     13,627,768
                                                                                     -------------  -------------
LONG-TERM LIABILITIES:
  Acquisition indebetness--net of current portion..................................      1,545,261      1,581,234
  Capitalized lease obligations--net of current portion............................         86,854         84,737
  Other liabilities of discontinued operations
                                                                                     -------------  -------------
                                                                                         1,632,115      1,665,971
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred Stock--$.01 par value:
    Authorized--10,000,000 shares
    Issued and outstanding--351,985 shares--1997...................................          3,520          3,548
                          354,735 shares--1998.....................................       --
  Common stock--$.01 par value:
    Authorized--20,000,000 shares
    Issued and outstanding--7,497,345 shares--1997.................................         74,973         75,778
                          7,947,345 shares--1998...................................       --
    Common stock to be issued......................................................        417,188        417,188
    Additional paid-in capital.....................................................     12,003,524     14,469,497
    Retained earnings (deficit)                                                        (10,598,022)   (10,092,856)
    Treasury stock, at cost                                                                 (8,884)        (8,884)
                                                                                     -------------  -------------
      Total stockholders' equity                                                         1,892,299      4,864,270
                                                                                     -------------  -------------
                                                                                     $  18,934,967  $  20,158,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                           ----------------------
                                                                                              1997        1998
                                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss):                                                                       $(1,669,007) $  536,167
  Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
    Depreciation and amortization........................................................      44,677      82,687
    Amortization of intangibles..........................................................      27,161     106,849
    Deferred income taxes................................................................    (748,000)   (445,889)
    Imputed interest on ManTech acquisition..............................................      44,011      --
    Deferred costs.......................................................................      54,000
    Changes in assets and liabilities:
      Due from factor....................................................................     297,809   1,234,828
      Accounts receivable--trade.........................................................   3,566,742    (221,779)
      Accounts receivable--non-trade.....................................................    (326,668)     46,331
      Inventories........................................................................     422,510      92,951
      Other receivables..................................................................     (39,504)   (258,635)
      Notes and loan receivable--other...................................................      --            (770)
      Prepaid expenses and other.........................................................       8,115    (154,382)
      Other deferred costs...............................................................     (20,100)    (74,272)
      Accounts payable trade.............................................................  (1,191,190) (3,067,099)
      Accounts and note payable--related party...........................................      --          --
      Customer deposits..................................................................    (828,152)     27,513
      Accounts payable--related party....................................................      --          --
      Accrued expenses and other.........................................................    (229,884)   (300,772)
      Discontinued Operations............................................................    (170,307)    (30,007)
      Income taxes payable...............................................................     (98,895)     --
                                                                                           ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......................................    (856,682) (2,426,309)
                                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to stockholders..................................................................     (52,265)    (57,184)
  Notes and loans receivable.............................................................      (9,000)     --
  Software development costs.............................................................    (158,640)     --
  Payments of other intangibles..........................................................     (11,974)      3,723
  Purchases of property and equipment....................................................    (121,242)    (89,450)
                                                                                           ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES....................................................    (353,121)   (142,911)
                                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions..................................................................               2,466,000
  Deferred offering costs................................................................      --          --
  Proceeds from notes payable--related party.............................................      --          --
  Due to financial institutions--net.....................................................     421,141       6,766
  Payments on notes payable--related party...............................................     (81,778)     --
  Payments on notes payable--stockholders................................................     (33,076)     --
  Payments on notes payable..............................................................    (166,584)     --
  Payments on due on acquisitions........................................................     (74,560)     35,973
  Payments on capitalized lease obligations..............................................     (36,311)     (2,197)
                                                                                           ----------  ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......................................      28,832   2,506,542
                                                                                           ----------  ----------
NET CHANGE IN CASH.......................................................................  (1,180,971)    (62,678)
CASH--at beginning of period.............................................................   1,516,072     138,469
                                                                                           ----------  ----------
CASH--at end of period...................................................................  $  335,101  $   75,791
                                                                                           ----------  ----------
                                                                                           ----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

    A. BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and notes usually presented with audited financial statements. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include normal recurring adjustments and adjustments necessitated by the discontinuance of the operations of Speech Solutions and the aggregator operations of the Company's Nevcor subsidiary, necessary to present fairly the Company's financial position as of December 31, 1997 and March 31, 1998, its results of operations for the three-month periods ended March 31, 1998 and 1997 and cash flows for the three-month periods ended March 31, 1998 and 1997. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

    B. CAPITAL STOCK

    In the quarter ended March 31, 1998, the Company received net proceeds aggregating $2,466,000 from the sale, in private placement financings, of Series 6, Series 7 and Series 8 Preferred Stock. The proceeds from such financings were used for the carrying of inventory and receivables and for other working capital purposes.

    As provided in the Certificates of Designation for the Series 6 and Series 7 Convertible Preferred Stock, such shares have a liquidation preference of $1,000 each, are non-voting and carry a dividend of $50.00 per year, payable semi-annually. At the election of the Company, dividends may be paid in shares of Common Stock, priced at the five-day average closing bid price of Common Stock prior to the dividend record date. Shares of Series 6 and Series 7 Preferred Stock are convertible into Common Stock immediately prior to conversion. The Company may call such shares for redemption at a price equal to 133% of the liquidation preference of the shares. The Company is obligated to register for public sale the shares of Common Stock issuable to holders of Series 6 and Series 7 Convertible Preferred Stock, and has filed with the Securities and Exchange Commission a pending registration statement in which such shares, along with other securities, are included.

    Series 8 Preferred shares are non-voting, have a liquidation preference of $1,000 each, and carry a 5% dividend payable in cash or in shares of Common Stock at the election of the Company. Shares of Series 8 Preferred Stock are convertible into Common Stock at a 25% discount to the five-day average closing bid price per share. Series 8 shares are callable at the option of the Company at a redemption price equal to 133% of their liquidation preference. Holders of Series 8 Preferred shares will have registration rights similar to those granted to holders of Series 6 and Series 7 Convertible Preferred Stock.

    The Company has the right to elect to deem the Offerings of Series 6, 7 and 8 Convertible Preferred Stock to, and any conversion of such Preferred Stock into Common Stock by, qualified foreign investors as issued pursuant to Regulation S of the Securities and Exchange Commission should the pending registration of the shares issuable on conversion of the Preferred Stock not become effective within 90 days of the closing of the sale of the Convertible Preferred Stock, provided that the issues otherwise qualify for a registration exemption under Regulation S.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    C. SUBSEQUENT EVENTS

    On April 30, 1998, the Company concluded the sale of $2 million principal amount of its 6% Convertible Debentures to a private institutional investor (the "Debentures") from which it received net proceeds of $1,780,000. The shares of Common Stock underlying the Debentures are to be included in an amendment to the Company's currently pending Registration Statement. The Debentures bear interest at 6% per annum and are convertible into Common Stock on the earlier of 90 days from purchase or the date upon which the Company's pending S-3 Registration Statement is declared effective. The Debentures are convertible at the lower of 110% of the average closing bid price on the five days prior to closing, or 80% of the average of the five lowest closing bid prices during the 25 day period prior to conversion. In connection with the Debenture sale, the Company issued to the purchaser 377,358 five-year warrants to purchase its common stock at an exercise price of $2.24, and 60,000 warrants to a finder on the same terms.

    On April 27, 1998, the Company received a letter from the NASDAQ Stock Market, Inc. notifying the Company that it no longer met NASDAQ continued listing requirements and requesting that the Company submit a plan for achieving compliance. On May 11, 1998, the Company submitted such a plan to NASDAQ and will supplement same with a more detailed plan by May 30, 1998. There can be no assurance that the Company's plan will be acceptable to NASDAQ or that the plan will be realized as contemplated.

    D. DISCONTINUANCE OF OPERATIONS

    The statement of operations and the statement of cash flows for the three months ended March 31, 1997 (unaudited) have been restated. Net income (loss) from the discontinued operations is shown separately in the accompanying statement of operations.

    Net sales of discontinued operations for the three months ended March 31, 1998 and 1997 were $ - 0 - and $3,175,289 respectively (unaudited). These amounts are not included in net sales in the accompanying statement of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the operating results of the Company's continuing operations for the three months ended March 31, 1998, which include the operations of Natcom Automated Solution, Inc. acquired in the third quarter of 1997, with the three months ended March 31, 1997. Also included is a discussion and analysis of the Company's financial condition and liquidity as of March 31, 1998. The information and comparative data presented herein reflect the discontinuance and elimination of Speech Solutions and of Nevcor's aggregator operations.

THE QUARTER ENDED MARCH 31, 1998 (UNAUDITED) AS COMPARED WITH THE QUARTER
  ENDED MARCH 31, 1997 (UNAUDITED).

    NET SALES. Net sales from continuing operations increased by $1,396,584 (17.6%) from $7,931,441 in the prior quarter to $9,328,025 in the quarter ended March 31, 1998. The increase is attributable to increased sales efforts and sales staff.

    GROSS PROFIT. The Company's gross profit for the quarter ended March 31, 1998 increased to $3,167,394 from $595,307, a 432% increase. Overall gross profit as a percentage of net sales for the quarters ended March 31, 1998 and March 31, 1997 increased as a result of a variety of reasons, including

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

growth in higher margin sales of cabling, services and systems integration and a discontinuance of lower margin computer equipment sales.

    OPERATIVE INCOME. Operating income improved to $185,548 from an operating loss of ($1,865,775) as the result of the increase in gross profit.

    OPERATING EXPENSES. Operating expenses for the quarter ended March 31, 1998 rose to $2,981,846 from $2,461,082, a 21.2% increase. The increase of $520,764 in operating expenses is primarily attributable to the establishment of sales offices and the acquisition of ASDI. In the second quarter expenses are being significantly reduced through a decrease in staff.

    PROVISION FOR INCOME TAX. The income tax benefit was $445,889 for the quarter ended March 31, 1998, compared to a benefit of $748,000 for the same period in 1997. The Company has determined to increase its deferred tax assets by $500,000 as a result of the increased gross profit due to the discontinuance of computer equipment sales. The Company anticipates that the increased gross profits will provide income allowing it to utilize its deferred tax asset.

    NET INCOME (LOSS) PER COMMON SHARE. As a result of the factors discussed above, net income from continuing and discontinued operations for the quarter ended March 31, 1998 was $536,167 and net income per share was $0.06 as compared to a net loss of ($1,669,007) and net loss per share of ($0.23) for the same period in 1997.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's cash balance as of March 31, 1998 was $75,791 and its working capital deficit amounted to ($4,016,520). Net cash used in operating activities during the three months ended March 31, 1998 was $2,426,339. The decrease in the Company's cash position and cash flow is a result of cash used in a reduction of accounts payable.

    The Company does not have significant commitments for capital expenditures as of March 31, 1998 and no significant commitments are anticipated for the remainder of the 1998 calendar year.

    Since inception, the Company has been actively engaged in making acquisitions of related businesses. Under existing acquisition agreements, the Company has a variety of commitments, as described below.

    In accordance with the agreements relating to the acquisition of Nevcor, the Company is required to pay a contingent payment based upon 1/2% of Nevcor and Vircom's net sales, quarterly during 1996, and monthly after January 1, 1997. The Company believes that no payments are required subsequent to the discontinuance of Nevcor. (See "Legal Proceedings" in the Company's 1997 annual report filed on Form 10-K.)

    The acquisition and related employment agreements pursuant to which the Company acquired Natcom in 1995 required the Company to make various installment payments. Effective as of December 31, 1997, the Company negotiated the termination of such agreements and accepted the resignation of Natcom's President. The termination arrangements provide for a total payment to the former Natcom shareholders of $177,000, which payment may be made by the issuance of an aggregate of 85,500 shares of the Company's Common Stock. The Company has also agreed to issue an aggregate of 150,000 shares of Common Stock to certain former Natcom officers in consideration of such officer's entering into binding non-compete agreements. The non-compete shares vest over a two-year period and the non-competition agreements expire December 31, 1999.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084, (the "First Note") bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 (the "Second Note"). Under the terms of the First Note, interest starts to accrue on March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ended June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note.

    During the first quarter of 1998 and continuing into April of 1998, the Company instituted various programs by which it has sharply reduced its operating expenses. In implementing such programs, the Company has laid off approximately 81 employees, reducing its work force from approximately 204 to approximately 123. The Company has also relocated its Vircom TG subsidiary from West Chester, PA to smaller more economical space in Exton, PA and is negotiating the termination of its lease at the InSync premises and a move to smaller, more economical space. In addition, the Company has restructured its healthcare and benefit plans to allow its employees improved coverage at more favorable rates to the Company.

    The Company had working capital deficits of ($6,783,555) and ($4,016,520) at December 31, 1997 and March 31, 1998, respectively. Through the sale of Convertible Preferred Stock during the first quarter, the Company has added net financing proceeds of $2,466,000 to its working capital, supplemented by another $1,780,000 of net proceeds from the sale of 6% Convertible Debentures on April
30. The Company anticipates that it may require additional equity or debt financing to maintain present operating levels and to allow for growth. In addition, as a result of internal restructuring, staff reductions and other measures, the Company expects that continuing operations during the remainder of 1998 will generate net income and positive cash flow and will contribute to a strengthening of the Company's working capital position and liquidity later in the year. However, there can be no assurance that such additional financing will be available, and that anticipated improvements in operating results and cash flow will occur, If such events do not occur, the Company may not be able to sustain its current operating levels, with the result that the Company's financial condition, operations and prospects would be materially and adversely affected.

    INFLATION. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                    PART II
                               OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

    Since January 1, 1998, the Company has been named as a defendant in the following legal proceedings:

        1. An action pending in the United States District Court for the District of New Jersey, entitled GREEN TREE VENDOR V. GLOBAL INTELLICOM, INC. ET AL., commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. The Company has filed an answer in this action asserting that the claimed amount is not due and, alternatively, that Global's records reflect that the amount owed, if any, is far less than the amount demanded. The Company intends to defend this action vigorously.

        2. On or about April 15, 1998, Bell Micro Products, a supplier of the Company's Global-InSync subsidiary, commenced an action in the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to Bell Micro in the amount of $784,556.43. The Company has filed an answer and is actively attempting to resolve this dispute.

        3. An action pending on the Massachusetts District Court for the District of Lawrence entitled SEEK SOLUTIONS V. NEVCOR TECHNOLOGIES GROUP, INC. ET AL. in which the plaintiff alleges damages of approximately $40,000 as a result of Nevcor's refusal to accept return of certain computer hard drives that had been altered subsequent to delivery to plaintiff. The Company has retained local counsel to answer the complaint and assert counterclaims. The Company believes the case to be meritless and will defend same vigorously.

    For a description of other pending litigation, reference is made to the Company's Annual Report for the year ended December 31, 1997 on Form 10-K.

    Items 2 through 5 are not applicable.

ITEM 6  EXHIBITS

    (a) (11) Statement re computation of per share earnings

    (a) (27) Financial Data Schedule

    REPORTS ON FORM 8-K

    1. On February 27, 1998, the Company filed a current report on Form 8-K describing the terms of the sale under Reg. D of Series 6 and Series 7 Convertible Preferred Shares.

    2. On May 14, 1998 the Company filed a current report on Form 8-K describing the terms of the sale of $2 million of its convertible debentures, and reporting on the Company's submission of a plan, at the request of the NASDAQ Stock Market, Inc., to enable the Company to meet NASDAQ listing requirements.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 1998

                                              GLOBAL INTELLICOM, INC.

                                              By:                   /s/ ROBERT L. OLSON
                                                         ----------------------------------------
                                                                      Robert L. Olson
                                                                  VICE PRESIDENT FINANCE