Form 10-Q
period 1998-06-30
GLOBAL INTELLICOM INC
filed 1998-08-19
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________.

Commission file number  0-26684


                             GLOBAL INTELLICOM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                                  13-3797104
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


747 Third Avenue
New York, New York                                                10017
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


                                  (212)750-3772
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No __

         As of August 14, 1998, there were outstanding 10,051,536 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

                         PART I . FINANCIAL INFORMATION

Item 1.   Financial Statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (Unaudited)

                                                               Three months ended                        Six months ended
                                                                    June 30,                                 June 30,
                                                     --------------------------------------    -------------------------------------
                                                           1997                 1998                 1997                1998
                                                     -----------------    -----------------    -----------------   -----------------

NET SALES                                               $  10,567,513        $  11,992,523        $  18,498,954       $  21,320,548

COST OF GOODS SOLD                                          9,087,546            9,859,333           16,423,680          16,019,964
                                                     ----------------    -----------------    -----------------   -----------------

GROSS PROFIT                                                1,479,967            2,133,190            2,075,274           5,300,584
                                                     ----------------    -----------------    -----------------   -----------------

OPERATING EXPENSES:
      Selling, shipping and general
          and administrative                                  917,789            1,824,583            3,307,033           4,616,893
      Depreciation and amortization                            17,510               84,564               62,187             167,251
      Amortization of intangibles                             100,042               98,850              127,203             205,699
                                                     ----------------    -----------------    -----------------   -----------------
                                                            1,035,341            2,007,997            3,496,423           4,989,843
                                                     ----------------    -----------------    -----------------   -----------------

OPERATING INCOME (LOSS)                                       444,626              125,193           (1,421,149)            310,741

OTHER INCOME (EXPENSES)                                      (134,012)             109,557             (237,699)             59,287
                                                     ----------------    -----------------    -----------------   -----------------

INCOME BEFORE INCOME TAX                                      310,614              234,750           (1,658,848)            370,028

INCOME TAX BENEFITS (COST)                                   (116,480)             484,200              631,520             930,089
                                                     ----------------    -----------------    -----------------   -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      194,134              718,950           (1,027,328)          1,300,117
                                                     ----------------    -----------------    -----------------   -----------------




LOSS FROM DISCONTINUED OPERATIONS                          (2,055,198)                               (2,514,991)            (45,000)
LOSS ON DISPOSAL OF AGGREGATOR                               (233,125)                                 (233,125)
                                                     ----------------    -----------------    -----------------   -----------------
                                                           (2,288,323)               -               (2,748,116)            (45,000)
                                                     ----------------    -----------------    -----------------   -----------------
NET INCOME (LOSS)                                       $  (2,094,189)       $     718,950       $   (3,775,444)     $    1,255,117
                                                     ================    =================    =================   =================

BASIC INCOME PER COMMON SHARE

INCOME FROM CONTINUING OPERATIONS                       $        0.03        $        0.09       $        (0.14)     $         0.16
DISCONTINUED OPERATIONS
                                                                (0.31)               -                    (0.37)              (0.01)
                                                     ----------------    -----------------    -----------------   -----------------
                                                        $       (0.28)       $        0.09       $        (0.51)     $         0.15
                                                     ================    =================    =================   =================


WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES
      OUTSTANDING
                                                            7,470,269            7,988,345            7,406,171           7,970,345
                                                     ================    =================    =================   =================


              Tha accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998

                                                                                  December 31,           June 30,
                                                                                      1997                 1998
                                                                                 ---------------      ---------------
                                                                                       (a)              (Unaudited)
                                     ASSETS

 CURRENT ASSETS:
           Cash                                                                     $   138,469         $    194,396
           Due from factor
           Accounts receivable -- trade, less allowance for doubtful
              accounts of  $290,582 and $0, respectively                              3,684,106            6,302,142
           Accounts receivable -- non-trade                                             268,815              675,881
           Other receivables                                                            206,770              528,335
           Inventories                                                                3,001,519            1,884,640
           Notes receivable -- officers and stockholders                                                      50,643
           Note and loans receivable -- other                                            40,113              299,171
           Prepaid expenses and other current assets                                    624,322            1,590,964
           Deferred income taxes                                                        630,000            1,708,100
           Current Assets of discontinued operations                                     32,884               32,885
                                                                                 --------------       --------------
                      Total current assets                                            8,626,998           13,267,157
                                                                                 --------------       --------------

 PROPERTY AND EQUIPMENT -- net of accumulated
           depreciation and amortization                                              1,326,058            1,157,059
                                                                                 --------------       --------------

 INTANGIBLE ASSETS -- net of accumulated amortization                                 5,542,385            4,378,424
                                                                                 --------------       --------------

 OTHER ASSETS:
           Deferred income taxes                                                      2,645,000            2,913,245
           Deferred costs                                                               707,106            2,087,294
           Other assets                                                                  34,058              200,512
           Other assets discontinued operations                                          53,362               83,362
                                                                                 --------------       --------------
                                                                                      3,439,526            5,284,413
                                                                                 --------------       --------------
                                                                                    $18,934,967          $24,087,053
                                                                                 --------------       --------------


                                                                                  December 31,           June 30,
                                                                                      1997                 1998
                                                                                 ---------------      ---------------
                                                                                       (a)              (Unaudited)
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
           Due to financial institution                                              $4,153,645           $5,463,117
           Notes payable - bank                                                          50,000           $   50,000
           Accounts payable -- trade                                                  7,883,413            6,737,214
           Accounts and note payable -- related party                                                              -
           Customer deposits                                                             21,578                1,280
           Notes payable -- officers and stockholders                                   132,677              125,136
           Aacquisition indebtedness -- current portion                                 581,823              581,823
           Current portion of capitalized lease obligations                             147,615              140,430
           Income taxes payable                                                         238,534              275,141
           Accrued expenses and other current liabilities                             1,976,510            1,342,574
           Current liabilities of discontinued operations                               224,758              224,758
                                                                                 --------------       --------------
                       Total current liabilities                                     15,410,553           14,941,473
                                                                                 --------------       --------------

 LONG-TERM LIABILITIES:
           Acquisition indebetness  -- net of current portion                         1,545,261            1,449,709
           Capitalized lease obligations --net of current portion                        86,854               77,724
           Convertible Debentures                                                                          2,000,000
                                                                                 --------------       --------------
                                                                                      1,632,115            3,527,433
                                                                                 --------------       --------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
           Preferred Stock -- $.01 par value:
              Authorized -- 10,000,000 shares
              Issued and outstanding --       351,985 shares - 1997                       3,520                3,548
                                              354,735 shares - 1998                           -
           Common stock -- $.01 par value:
              Authorized -- 20,000,00 shares
               Issued and outstanding --  7,497,345 shares - 1997                        74,973               79,703
                                          7,970,345 shares - 1998                             -
           Common stock to be issued                                                    417,188              417,188
           Additional paid-in capital                                                12,003,524           14,469,497
           Retained earnings (deficit)                                              (10,598,022)          (9,342,905)
           Treasury stock, at cost                                                       (8,884)              (8,884)
                                                                                 --------------       --------------
                         Total stockholders' equity                                   1,892,299            5,618,147
                                                                                 --------------       --------------
                                                                                    $18,934,967          $24,087,053
                                                                                 --------------       --------------

                            GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED JUN 30, 1997 AND 1998
                                           (Unaudited)

                                                                         Six months ended
                                                                             June 30,
                                                                ----------------------------------
                                                                     1997               1998
                                                                ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss:                                                      (1,279,842)         1,255,117
     Net loss from discontinued operations                          (2,495,602)
     Adjustments to reconcile net loss to net cash
         provided by (used by) operating activities:
           Depreciation and amortization                               289,462            167,251
           Amortization of intangibles                                 648,633            205,699
           Deferred income taxes                                    (2,265,266)        (1,305,738)
           Imputed interest on ManTech acquisition                      44,011               -
           Deferred costs                                               54,000
           Changes in assets and liabilities:
                Due from factor                                        928,412          1,309,472
                Accounts receivable -- trade                         2,643,491         (2,618,036)
                Accounts receivable -- non-trade                       311,860           (407,066)
                Inventories                                            481,435          1,116,879
                Other receivables                                      250,409           (321,565)
                Notes and loan receivable -- other                    (527,321)          (259,058)
                Prepaid expenses and other                            (491,385)          (966,642)
                Other deferred costs                                      -            (1,546,642)
                Accounts payable trade                               2,084,696         (1,146,199)
                Accounts and note payable -- related party                -                  -
                Customer deposits                                     (806,490)           (20,298)
                Accounts payable -- related party                         -                  -
                Accrued expenses and other                            (485,511)          (633,206)
                Discontinued Operations                                546,908            (30,000)
                Income taxes payable                                   (13,465)              -
                                                                --------------     --------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (81,565)        (5,200,032)
                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Loans to stockholders                                            (61,455)           (58,184)
      Other assets                                                    (151,295)              -
      Software development costs                                      (369,972)              -
      Payments of other intangibles                                   (176,786)           958,262
      Purchases of property and equipment                             (375,670)             1,748
                                                                --------------     --------------

NET CASH USED IN INVESTING ACTIVITIES                               (1,135,178)           901,826
                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contributions                                              (1,913)         2,466,000
     Proceeds from convertible Debentures                                 -             2,000,000
     Proceeds from notes payable--related party                           -                  -
     Due to financial institutions -- net                              558,710               -
     Payments on notes payable -- related party                        (81,778)              -
     Payments on notes payable -- stockholders                         (52,899)              -
     Payments on notes payable                                        (404,852)              -
     Payments on due on acquisitions                                  (116,531)           (95,552)
     Payments on capitalized lease obligations                         (72,929)           (16,315)
                                                                --------------     --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (172,192)         4,354,133
                                                                --------------     --------------

NET CHANGE IN CASH                                                  (1,388,935)            55,927

CASH -- at beginning of year                                         1,516,072            138,469
                                                                --------------     --------------
CASH -- at end of period                                           $   127,137        $   194,396
                                                                --------------     --------------
                                                                --------------     --------------

The accompanying notes are an integral part of these condensed consolidated financial statments.

                                       5

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         A.       Basis of Presentation

                  The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include normal recurring adjustments and adjustments necessitated by the discontinuance of the operations of Speech Solutions and the aggregator operations of the Company's Nevcor subsidiary, necessary to present fairly the Company's financial position as of December 31, 1997 and June 30, 1998, its results of operations for the six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

         B.       Capital Stock

                  As previously reported, through the first quarter of 1998 the Company completed the sale of 2,200 shares of Series 6 Convertible Preferred Stock ("Series 6 Stock"), 1,425 shares of Series 7 Convertible Preferred Stock ("Series 7 Stock") and 325 shares of Series 8 Convertible Preferred Stock to investors in private placement transactions

                  In addition, on May 26, 1998 the Company issued 200 shares of a Series 9 Convertible Preferred Stock ("Series 9 Stock") in settlement of a litigation involving one of its directors, for which the Company had an indemnification obligation. The Series 9 Stock has a liquidation preference of $1,000 per share and carries a 1% dividend. Shares of the Series 9 Stock are convertible into the Company's Common Stock at the market value of the Common Stock on the date of conversion. No more than 10% of the Series 9 Stock may be converted per week.

                  On June 17, 1998 the Securities and Exchange Commission issued an order declaring effective the Company's registration statement on Form S-3 (the "Registration Statement"), which inter alia registered for sale the shares of the Company's Common Stock underlying the Series 6, 7, 8 and 9. Through August 7, 1998, 1200 shares of the Series 6, 7, 8 and 9 Convertible Preferred Stock have been converted, resulting in the issuance (including dividends and penalties) of 1,973,656 shares of the Company's common stock.

                  As previously reported, on April 30, 1998, the Company concluded the sale of $2 million worth of its convertible debentures to a private investor (the "Debentures"). The shares underlying the Debentures were included the Company's Registration Statement. The Debentures bear interest at 6% per annum and are convertible at the lower of 110% of the average closing bid price on the five days prior to closing, or 80% of the average of the five lowest closing bid prices during the 25 day period prior to conversion. To date, no Debentures have been converted.

         C.        Subsequent Events

                  On August 7, 1998, the Company entered into a Lock-Up Agreement (the "Lock-Up") with the holders of 2000 shares ($2 million) of the Series 6 Stock. Under the terms of the Lock-Up, the Series 6 Stock ("Series 6 Holders") agreed not to convert 88.75% of their Series 6 Stock until November 15, 1998. The Series 6 Holders may, however convert up to 33% of their then current holdings in each month, provided the Company's Common Stock is trading at $3.00 or higher at that time. In consideration for the Lock-Up, the Series 6 holders agreed to subscribe for 600 shares of the Company's Series 11 Convertible Preferred Stock ("Series 11 Stock"). The Series 11 shares have a liquidation preference of $1,000 each, are non-voting and carry a dividend of $50.00 per share per year, payable semi-annually. At the election of the Company, dividends may be paid in shares of Common Stock, priced at the five-day average closing bid price of Common Stock prior to the dividend record date. Shares of Series 11 Stock are convertible into Common Stock at market price, without discount. Fifty percent (50%) of the Series 11 shares may not be converted until 30 days from the date of issuance. The remaining 50% may not be converted until November 15, 1998. The Company may require the holders of the Series 11 Stock to convert at any time and may call such shares for redemption at a price equal to 133% of the liquidation preference of the shares.

                  Simultaneously with the Lock-Up transaction, the Company also concluded the sale of 1000 shares of a Series 10 Convertible Preferred Stock ("Series 10 Stock"). The Series 10 shares have a liquidation preference of $1,000 each, are non-voting and carry a dividend of $50.00 per share per year, payable semi-annually. At the election of the Company, dividends may be paid in shares of Common Stock, priced at the five-day average closing bid price of Common Stock prior to the dividend record date. Shares of Series 10 Stock are convertible into Common Stock at 75% of the five-day average closing bid price of Common Stock immediately prior to conversion. The Company may require the holders of the Series 10 Stock to convert at any time and may call such shares for redemption at a price equal to 133% of the liquidation preference of the shares. The Company is employing the proceeds from the sale of the Series 10 Stock to redeem the remaining shares of Series 7 Stock and for working capital.

         The Company is obligated to register for public sale the shares of Common Stock issuable to holders of Series 10 and Series 11 Stock, and will file with the Securities and Exchange Commission a registration statement in which such shares, along with other securities, are included.

         As previously reported, the Company received a letter from the NASDAQ Stock Market, Inc. notifying the Company that it no longer met NASDAQ continued listing requirements and requesting that the Company submit a plan for achieving compliance. On May 11, 1998, the Company submitted such a plan. Following submission of the Company's plan, the NASDAQ Staff recommended that the Company be delisted. The Company has submitted a response to such recommendation and requested a hearing. As a result, the recommendation was stayed pending the hearing which took place on August 13, 1998. The Company has presented its case to NASDAQ and expects a decision shortly. Although the Company believes that it has taken steps that have brought it into compliance with the NASDAQ listing requirements and believes it has met the net tangible asset standard as of the hearing date, there can be no assurance (i) that the Company will prevail, or
(ii) that it will thereafter be able to obtain a further postponement of any delisting. If the Company should no longer be listed on NASDAQ, trading in the Company's common stock would have to be reported in another form of over-the-counter market such as the OTC Bulletin Board or the pink sheets, and stockholders might find it more difficult to obtain timely, accurate quotations as to the price of the common stock and, accordingly, may have more difficulty in effecting transactions in the stock. In addition, if the common stock were to be delisted from quotation on NASDAQ and the trading price of the common stock were to be below $5.00 per share thereafter, trading in the common stock would become subject to the provisions of the penny stock rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), which require additional disclosure by broker-dealers who sell such stocks to customers other than established customers and accredited investors. Such rules also require broker-dealers to make special suitability determinations and to receive customers' written consents prior to completing transactions, and the additional burdens imposed on broker-dealers by such requirements may discourage them from effecting transactions in the Company's common stock, which could adversely effect the market price and limit the market liquidity of the Company's common stock.

         D.       Discontinuance of Operations

                  The balance sheet as at December 31, 1997, the statement of operations for the six-month period ended June 30, 1997 (unaudited) and the statement of cash flows for the six months ended June 30, 1997 (unaudited) have been restated. Operating results of the discontinued operations are shown separately in the accompanying statement of operations.

                  Net sales of discontinued operations for the six months ended June 30, 1998 and 1997 were $0 and $5,105,216 respectively (unaudited). These amounts are not included in net sales in the accompanying statement of operations.

         E.       Year 2000 Compliance

                  The Company and its subsidiaries employ computer systems that are Year 2000 compliant. Accordingly, the Company does not anticipate Year 2000 issues to have a material effect on its business, results of operations, or finances but there can be no assurance thereof.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion and analysis compares the operating results of the Company's continuing operations for the six months ended June 30, 1998, which include the operations of Natcom Automated Solution, Inc. ("ASDI") acquired in the third quarter of 1997, with the six months ended June 30, 1997. Also included is a discussion and analysis of the Company's financial condition and liquidity as of June 30, 1998. The information and comparative data presented herein reflect the elimination of Speech Solutions and of Nevcor's aggregator operations.

THE QUARTER ENDED JUNE 30, 1998 (UNAUDITED) AS COMPARED WITH THE QUARTER ENDED JUNE 30, 1997 (UNAUDITED).

                  Net Sales. Net sales from continuing operations increased by $1,425,010 (13.5%) from $10,567,513 to $11,992,523 in the quarter ended June 30,
1998. This increase resulted from additional sales efforts and sales staff.

                  Gross Profit. The Company's gross profit for the quarter ended June 30, 1998 increased to $9,859,333 from $9,087,546, a 8.5% increase. Overall gross profit as a percentage of net sales for the quarters ended June 30, 1997 and June 30, 1998 increased from 14.0% to 17.8%. The increase in gross profit was a result of the additional sales volume in the cabling and service businesses.

                  Operating Expenses. Operating expenses for the quarter ended June 30, 1998 rose to $1,824,583 from $917,789, a 98.8% increase. The increase of $906,794 in operating expenses is attributable to the addition of the CableCo Business, and the establishment of New York and Pittsburgh sales offices.

                  Provision For Income Tax. Income tax benefit was $484,200 for the quarter ended June 30, 1998, compared to a cost of $116,480 for the same period in 1997. The Company has increased its deferred tax asset by $578,100 as a result of the improved results in the second quarter.

                  Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net income from continuing operations for the quarter ended June 30, 1998 was $718,950 and net income per share was $0.09 as compared to a net income of $194,134 and net income per common share of $0.03 from continuing operations for the same period in 1997.

THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED).

                  Net Sales. Net sales increased by $2,821,594 (15.3%) from $18,498,954 in the six months ended June 30, 1997 to $21,320,548 in the first six months of 1998. This increase resulted from additional sales efforts and sales staff.

                  Gross Profit. The Company's gross profit for the first six months of 1998 increased to $5,300,584 from $2,075,274 in the six months ended June 30, 1997, a 155.0% increase. Overall gross profit as a percentage of net sales for the first six months ending June 30, 1998 and 1997 amounted to 24.9% and 11.2% respectively. The increase in gross profit is due to a variety of reasons including the growth of higher margin cabling service and system integration sales, and a discontinuance of lower margin computer equipment sales.

                  Operating Expenses. Operating expenses for the first six months of 1998 rose to $4,616,893 from $3,307,035 for the same period in 1997, a 39.6% increase. The increase represents additional expenditures for the cabling business and the new sales offices in Pittsburgh and New York.

                  Provision for Income Tax. The benefit for income taxes was $930,089 for the first six months of 1998, compared to a benefit of $631,520 for the same period in 1997. The Company has increased its deferred tax assets by $1,078,100 as a result of the improved profits during the first six months. It is anticipated that the improved profits will provide income enough to utilize its deferred tax asset.

                  Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net income from continuing operations for the first six months of 1998 was $1,300,117 and net income per share was $0.16, as compared to a net loss of ($1,027,328) and a net loss per common share of ($0.14) from continuing operations in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's cash balance as of June 30, 1998 was $194,396 and its working capital amounted to ($1,674,316). Net cash used in operating activities during the six months ended June 30, 1998 was $5,200,032. The increase in the Company's cash position and cash flow is a result of the six month profit from continuing operations of $1,300,117 and the loss for the same period from discontinued operations in the amount of ($45,000).

                  The Company does not have significant commitments for capital expenditures as of June 30, 1998 and no significant commitments are anticipated for the remainder of the 1998 calendar year.

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

                  The acquisition and related employment agreements pursuant to which the Company acquired Natcom in 1995 required the Company to make various installment payments. Effective as of December 31, 1997, the Company negotiated the termination of such agreements and accepted the resignation of Natcom's President. The termination arrangements provide for a total payment to the former Natcom shareholders of $177,000, which payment may be made by the issuance of an aggregate of 85,500 shares of the Company's Common Stock. The Company has also agreed to issue an aggregate of 150,000 shares of Common Stock to certain former Natcom officers in consideration of such officers' entering into non-compete agreements. The non-compete shares vest over a two-year period and the non-competition agreements expire December 31, 1999.

                  Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084 (the "First Note"), bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 (the "Second Note"). Under the terms of the First Note, interest starts to accrue on March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended June 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ended June 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note. The Company is currently negotiating a payment arrangement for an installment of the First Note, which is in arrears.

                  During the first six months of 1998, the Company instituted various programs by which it has reduced its operating expenses. In implementing such programs, the Company has significantly reduced its work force. The Company has also relocated its Vircom TG subsidiary from West Chester, PA to smaller more economical space in Exton, PA and is negotiating the termination of its lease at the InSync premises and a move to smaller, more economical space. In addition, the Company has restructured its healthcare and benefit plans to allow its employees improved coverage at more favorable rates to the Company.

                  The Company has a factoring facility with a financial institution ("the Factor"), under which the Factor purchases, on an uncommitted basis, receivables from the Company.

Such receivables financing facility is important to the Company's liquidity and enables the Company to better manage its cash flow. The Company views its relationship with the Factor as important and beneficial to the Company's operations. During the course of the Company's relationship with the Factor disputes and charge backs have occurred and continue to occur. The Company has taken steps to prevent the recurrence of any defaults and no default has been declared by the Factor. While any loss of the relationship with the Factor is not anticipated, there can be no assurance that the Company will continue indefinitely to have access to the Factor's financial facility, and any loss of such facility in the future would have a materially adverse effect on the Company's business. In the event of any such loss, the Company would be required to obtain replacement receivables financing, but there can be no assurance that such replacement financing would be available.

                  The Company has filed its sales tax returns with the sales tax authority in Pennsylvania and is negotiating a resolution and payment of such returns.

                  The Company has experienced reduced cash flow in 1997 due to the losses from discontinued operations and certain non-recurring expenses. The Company had positive cash flow during the first six months of 1998. The report of the Company's auditors on the Consolidated Financial Statements for the year ended December 31, 1998, noted that the Company's recurring operating losses and a working capital deficiency raised substantial doubt about the Company's ability to continue as a going concern, and Note 1 to the Consolidated Financial Statements indicated that the continuation of the Company's as a going concern would be dependent on the realization of a management plan for the restructuring of operations, the reduction of overhead, the obtaining of additional financing and the achieving of profitable operations and sufficient cash flow to meet current obligations. While the Company believes it has made substantial progress since December 31, 1997, income and cash flow anticipated from continuing operations during the remainder of 1998, together with working capital, may not be sufficient to fund the Company's operations at existing levels. As a result, the Company may require additional financing in the near or intermediate term. There is no assurance that such financing will be available on terms acceptable to the Company, or on any terms.

                  Inflation. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operations.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

         The Company is involved in the following legal proceedings:

1. An action pending in the United States District Court for the Southern District of New York, entitled Green Tree Vendor v. Global Intellicom, Inc. et al., commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. The Company has filed an answer in this action asserting that the claimed amount is not due and that Global's records reflect that the amount owed, if any, is far less than the amount demanded. Initially filed in New Jersey, the matter was transferred, upon the Company's motion to New York. The Company intends to continue to defend this action vigorously.

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

4. An action pending in the Supreme Court for the State of New York, entitled Cambridge Partners v. Global Intellicom, Inc. et al., in which the plaintiff alleges that it is entitled to a minimum of $250,000 in commissions on transactions consummated by the Company, without plaintiff's assistance. The Company has filed an answer to the complaint and intends to defend this action vigorously.

                  For a description of other pending litigation reference is made to the Company's annual report for the year ended December 31, 1997 on Form 10-K.

Items 2 through 5 are not applicable. Item 6 Exhibits and Reports on Form 8-K:
                  (A)      Exhibits
     (a) (11)              Statement re computation of per share earnings
     (a) (27)              Financial Data Schedule
                  (B)      Reports on Form 8-K:

         On May 14, 1998 the company filed a current report on Form 8-K describing the terms of the sale of $2 million of its convertible debentures, and reporting on the Company' submission of a plan, at the request of the NASDAQ Stock Market, Inc., to enable the Company to meet NASDAQ listing requirements.

(SIGNATURES APPEAR ON THE NEXT PAGE)

                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Date:    August 19, 1998

                  GLOBAL INTELLICOM, INC.


                  By:      /s/ Robert L. Olson
                           ----------------------------
                           Robert L. Olson
                           Vice President Finance, a
                           duly authorized officer and
                           principal financial officer