Form 10-K/A
period 1997-12-31
GLOBAL INTELLICOM INC
filed 1998-11-12
CIK 946355

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED];

For the transition period from ______________ to _____________;

                         Commission file Number: 0-26684
                             GLOBAL INTELLICOM, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                           13-3797104
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)

        747 Third Avenue,                                      10017
        New York, New York                                  (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (212) 750-3772

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form 10-K. Yes ___   No ___

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

===============================================================================

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

     Vircom TG is a value-added reseller which provides a range of information technology consulting services, including cabling, systems integration, internal and external linking of networks, installation of new applications, assistance with non-compatible operating systems and architectures, and design and support services for enterprise-wide client server computer systems. The Company's production division ("Global-lnSync") assembles, supplies and supports state-of-the-art, custom-built network products, including servers, workstations and personal computers, and markets them primarily to U.S. government, state educational and school system customers and to value-added resellers.

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

Global-InSync

     Through Global-lnSync, the Company assembles and markets its own state-of-the art, Pentium(R)-class, customized servers, workstations and personal computers, built to individual customer specifications in the Company's facilities in Springfield, Virginia. Custom-built Global-InSync products are particularly suited for situations where standard models of name-brand equipment are either not cost-effective, are not flexible enough to fill a particular client need, or are not available in quantity on an agreed delivery schedule.

     The Company's workstations are configured on either Pentium(R) or Pentium-Pro(R) processors, and file servers are based on both Pentium Pro and multi-processor components. InSync product offerings include ISA, EISA and PCI architecture, desk-top, mid-tower or full-tower cases, enhanced IDE and SCSI hard drive platforms, CD-Rom drives, RAID array subsystems and Energy Star compliant monitors. Global-InSync's workstations and file-servers are certified for use with Novell network software, Windows 95 and Windows NT, and Global-InSync is a certified build-to-order supplier of workstation products for the General Services Administration.


     Global-lnSync products and associated warranty and repair services are distributed primarily through third-party value-added resellers and systems integrators who, in turn, sell the products and various services to commercial enterprises and governmental users. Sales to government resellers (particularly Lockheed Martin) are generally on a per order basis. Once the order is placed, such order is generally not subject to renegotiation or termination. While the Company believes its relationships with its resellers are good, there can be no assurance that they will continue to place substantial orders with Global Intellicom.


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


     A major customer of the Company, particularly of its Global-InSync division, is Lockheed Martin, sales to which accounted for more than 20.8% of the Company's revenues in 1996 and 22.0% of revenues from continuing operations in 1997. A significant reduction in sales to Lockheed Martin or a loss of the customer account would have a materially adverse effect on the Company's business and results of operations, unless the Company were able to replace such sales and account, as to which there can be no assurance.


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


     Until the Company discontinued its aggregator business in the summer of 1997, the Company purchased, and carried in inventory, a substantial amount of computer products and accessories directly from various manufacturers such as NEC and NCR, under a number of vendor agreements containing customary industry terms and conditions, such as minimum purchase requirements, stock rotation, price protection and product updating and obsolescence provisions. Since discontinuing the aggregator business, the Company has purchased much of its product inventory from distributors, although it continues to have reduced vendor relationships with certain manufacturers.


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

     Floorplan Financing Arrangements

     In addition to selling products against immediate payment, Global extends payment terms to customers with approved credit, based upon their financial profile and credit history, and to purchasers who have qualified for certain floorplan financing when available. During 1997, to facilitate sales to certain customers, the Company had floorplanning agreements with certain financial institutions. Such floorplanning agreements transfer responsibility for payment from a Global customer to the floorplan finance company, which pays Global, generally within 3 to 15 days of shipment. The Company is typically required to pay the finance company a range of floorplan "points" based on the invoice price of the products purchased.

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

Item 3. Legal Proceedings.

     The Company is involved in the following legal proceedings:


     1. An action pending in the Supreme Court of the State of New York, entitled Suncoast Capital Corp. v. Global Intellicom, Inc., et al., commenced on or about September 18, 1997 against the Company and three of its officers and directors by a holder of a warrant issued by the Company for claimed damages of $1,000,000, alleging that the Company breached the terms of the warrant by failing to register for public sale shares of Common Stock issuable on exercise of the warrant. The Company has included these shares in its presently pending registration statement on Form S-3, has asserted as an affirmative defense that the transaction in connection with which the warrant was issued was void under New York's usury law, and has counterclaimed for $29,666.57. The Company has moved for summary judgment dismissing the complaint and intends to continue to defend the action vigorously. Although there can be no guarantee thereof, the Company believes the SunCoast claim is overstated and does not anticipate a significant loss in this matter.


     2. An action pending in the Pennsylvania Court of Common Pleas, Delaware County, entitled Scott Arch and Ellen Arch v. AmCom Business Centers Corp., et al., commenced on or about October 30, 1996 by the former owners of the Company's Nevcor subsidiary against the subsidiary and two of the Company's directors as guarantors, claiming $93,449 in tax reimbursements alleged to be due under the Nevcor acquisition agreement and a subsequent modification thereof. The

Company believes that Plaintiffs' calculations are in error and that Plaintiffs have been paid in full. The Company has provided Plaintiffs with accounting computations supporting the Company's position and is awaiting Plaintiffs' response thereto. Although there can be no guarantee thereof, the Company does not anticipate a loss in this matter.

     3. An action pending in the Pennsylvania Court of Common Pleas, Delaware County, entitled Grove Avenue Corp. f/k/a AmCom Business Centers Corp. v. Global Intellicom, et al., commenced on or about September 30, 1997 by the corporate entity which sold the assets from which the Nevcor and Vircom subsidiaries were created, against the Company and certain of its subsidiaries for unspecified damages claimed to be in excess of $50,000, for payments alleged to be due pursuant to the acquisition agreement and a subsequent modification thereof. Required payments were to be calculated as a percentage of the gross sales of AmCom and Vircom. The complaint alleges that payments based on actual AmCom and Vircom sales are due and owing, and that the Company diverted sales from AmCom and Vircom to other subsidiaries to avoid payment. The Company vigorously disputes that any sales were diverted, and, although conceding that some payments are due, disputes the amounts claimed by Plaintiff. While there can be no assurance thereof, the Company estimates its exposure to be in the range of $100,000, for which it has accrued, and it is actively attempting to resolve this dispute.

     4. An action pending in the Pennsylvania Court of Common Pleas, Montgomery County, entitled Lawrence Fox v. Global lntellicom, Inc., et al., commenced on or about August 21, 1997 for unspecified damages in excess of $50,000 for alleged breach of a brokerage contract for a corporate acquisition, as well as claims for unspecified further actual and punitive damages for fraud and other allegedly tortious conduct. The Company filed preliminary objections to all except the breach of contract claims, and the Company's preliminary objections were sustained so that all claims except for the alleged breach of contract were dismissed. The Company contends that the corporate acquisition in question was never consummated so that no brokerage commission is owed. Although there can be no assurance thereof, the Company does not anticipate a loss in this matter and it is vigorously defending the action.

     5. An action pending in the United States District Court for the District of New Jersey, entitled Green Tree Vendor v. Global Intellicom, Inc. et al., commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. Company counsel has not yet reviewed the complaint in this action, but has been advised by Global that the claimed amount is not due and that Global's records reflect that the amount owed, if any, is far less than the amount demanded. Although there can be no assurance thereof, the Company does not expect a loss in excess of $50,000, which is reflected in the Company's accounts payable balance. The Company intends to defend this action vigorously.

     6. An action pending in the Supreme Court of the State of New York, County of New York, entitled Fawcette Technical Publications Co. d/b/a Visual Basic Programmer's Journal v. Global lntellicom Inc., et al., claiming $48,599.90 due for printing services rendered for one of the Company's subsidiaries which has discontinued its operations. The debt to Fawcette, if any, was incurred by the Company's former subsidiary, Speech Solutions. The Company denies that any amount is due from the Company. The Company is vigorously defending this action.

     7. On or about April 15, 1998, Bell Micro Products, a supplier of the Company's Global-InSync subsidiary, commenced an action in the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to Bell Micro in the amount of $784,556.43. While the Company has not yet had the opportunity to evaluate the merits of Bell Micro's claim, it believes that the true amount owed is at least $150,000 less and, while there can be no assurance thereof, it anticipates a favorable settlement. The full amount due is reflected in the Company's accounts payable balance

     In addition to the foregoing, the Company's Board of Directors previously voted to indemnify certain of the Company's officers and directors ("the Indemnitees") who were former officers and/or directors of Global's former parent company, Communications and Entertainment Corp. ("ComEnt"), for claims against the Indemnitees arising out of their prior service on behalf of ComEnt, in the event that ComEnt failed to honor an obligation it previously undertook to indemnify the Indemnitees with respect to any such claims. Two claims within the scope of ComEnt's indemnification obligation have been asserted against certain of the Indemnitees, but ComEnt has declined to honor its obligations under its indemnification. Pursuant to the action of the Company's directors in authorizing such indemnification, the Company has paid certain legal fees and related expenses in connection with the defense of such claims. The pending claims against certain of the Indemnitees, and the status thereof, are:


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

      None.

                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     The Common Stock of Global is listed on the NASDAQ Small Cap Market under the symbol GBIT. The following table sets forth the high and low bid prices of Common Stock as reported on NASDAQ for each calendar quarter during the year ended December 31, 1997 and for the period from May 16, 1996 (when Global's Common Stock was first listed on NASDAQ) to December 31, 1996:


                                                             Bid
                                                        -------------
1997.................................................   High      Low
----                                                    ----      ---
January 1 through March 31 ..........................  $3.25    $1.81
April 1 through June 30 .............................   2.88     1.72
July 1 through September 30 .........................   3.13     2.16
October 1 through December 31 .......................   2.69     1.41

                                                             Bid
                                                        -------------
1997.................................................   High      Low
----                                                    ----      ---
January 1 through March 31 ..........................  $3.25    $1.81
May 16 to June 30, 1996 .............................   6.88     4.00

July 1 to September 30, 1996.........................   6.00     2.75
October 1 to December 31, 1996 ......................   6.00     1.88


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


     All of the securities described in paragraphs (b) through (e) above were issued with standard restrictive legends, and stop transfer instructions were filed with the Company's transfer agent in connection therewith. Such issuances represented rivate transactions, and nounderwriter or public offering was involved. By reason of the foregoing facts, the Company claims exemption for such issuances as private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Item 6. Selected Financial Data

Consolidated Statement of Operations Data

                                                         Company                              Predecessor Company
                                        --------------------------------------------      ----------------------------
                                          Year             Year             Year            January 1         Year
                                          Ended            Ended            Ended            1994 to          Ended
                                        December 31     December 31       December 31      December 31      December 31
                                           1997             1997             1997             1994(1)          1993
                                        -----------     -----------        ----------      ------------      ----------
Net sales..........................     $51,235,126     $28,054,341        $8,769,599        6,411.975        7,462,184
Income (loss) from
   Continuing operations.......          (2,302,808)       (706,493)          203.332           97,943          225,343
   Discontinued operations.....          (7,133,152)       (378,895)           66,851          251,854          611,059
Income (loss) per share from
   Continuing operations......                (0.34)          (0.22)             0.07              N/A              N/A
   Discontinued operations...                 (0.95)          (0.11)             0.02              N/A              N/A
Pro forma net income (2)....                     N/A             N/A              N/A           58,825          135,633
Pro forms net income per share..                 N/A             N/A              N/A              N/A              N/A
Shares used in computing net
income (loss) per share...                7,481,307       3,527,053        2,927,170              N/A              N/A


Consolidated Balance Sheet Data

                                  December 31      December 31      December 31
                                     1997             1996             1995
                                  -----------      -----------      -----------    ----------      ----------
Working capital (deficit)         $ (6,783,555)      $ 3,930,788     $(1,106,451)       516,965         765,762
Total assets                         18,934,967       22,822,892       11,313,831     5,988,568       5,936,352
Due to financial institutions         3,269.418        1.711,429        4,994,135     4,546,657       4,793,856
Long-Term Liabilities                 1,632,115        2,298,490          750,228
Stockholders' equity                  1,892,299        9.625,172        2,329,524       903,199         853,402

---------
(1) The Company was incorporated on September 1, 1994. The Company purchased the net assets of the Predecessor Company on December 8, 1994 and commenced operations on that date.

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

     Effective August 1, 1997, the Company discontinued its Speech Solutions operations as a result of management's decision that the ratio of capital requirements' to revenue for a software developer such as Speech Solutions was incompatible with the overall focus of the Company and its subsidiaries.

     With respect to the Company's continuing operations, the following discussion and analysis compares: (i) the operating results of the Company for the year ended December 31, 1997 with the operating results of the Company for 1996 (which includes the operating results of Global InSync from September 1, 1996 to December 31, 1996); (ii) the Company's operating results for 1996 as compared with the operating results of the Company for 1995 and; (iii) due to discontinued operation of Nevcor, no comparison is possible with the operating results of the Company for the year 1995 with the operating results of the Company for the period from Global's inception on September 1, 1994 through December 31, 1994. All comparison information reflects restatement of financials as a result of the discontinued operations.

     Also included is a discussion and analysis of the Company's financial condition and liquidity as of December 31, 1997. The following text should be read in conjunction with the Company's Consolidated Financial Statements contained in this report.

Results For The Year Ended December 31, 1997 As Compared With Results For the Year Ended December 31, 1996

     Net Sales


     Net Sales increased to $51,235,126 for the year ended 1997 from $28,054,341 for the year ended 1996, an 83% increase. The increase in net sales resulted from the following circumstances. Global-InSync, the production company, was purchased in October 1996, and the sales for the partial year were $13,985,710. In 1997, there was a full year of business and the sales amounted to $24,910.892 or a $10,925, 182 increase. In addition, the implementation of the systems integration business at Vircom TG resulted in an increase in sales of $11,925,330. The purchase of ASDI as of July, 1997 added another $330,273 to the increase.

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

     Operating Expenses


     Operating expenses for 1997 rose significantly to $7,822,729 from 1996's level of $5,202,193, a 50% increase. The increase was primarily due to the inclusion of Global-InSync, the production company's expense of $2,970,889 for twelve months in 1997 against three months or $903,119 in 1996 for an increase of $2,067,770. The acquisition of ASDI added expenses of $326,908 and the systems integration business, Vircom TG, added another $242,597.00.


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

     Income (Loss) from Continuing and Discontinued Operations


For 1997 the Company generated a loss of ($2,302,808) after operating and other expenses, compared to loss of ($706,493) after operating and other expenses in 1996. The increase in the loss was caused primarily by a decrease in the gross profit margins and an increase in expenses as mentioned above. In 1997, the Company discontinued the Nevcor and Speech Solutions businesses. Of the Company's aggregate 1997 loss of $9,435,960, the loss from discontinued businesses was $7,133,152. The loss from these discontinued businesses was $378,895 in 1996 and $111,418 in 1995. The losses of the discontinued businesses as reflected in the income statement are the actual losses of the businesses that were eliminated. No material disposal expenditure charges such as loss or sale of fixed assets, severance pay or lease termination charges were incurred. The Nevcor business was discontinued because the main supplier, NEC, decided to change its method of distribution. This left a busines with high costs, and no sales.



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


The company had a working capital deficit of $6,784,000 as of December 31, 1997, due to a loss of $9,435,960 during 1997. Accounts Payable increased significantly at year end, because the operating loss restricted the Company's ability to make current payments to its vendors. The main sources of financing during 1997 were the sale of preferred stock and additional borrowings from financial institutions.


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

     The acquisition and related employment agreements pursuant to which the Company acquired Natcom in 1995 required the Company to make various installment payments. Effective as of December 31, 1997, the Company negotiated the termination of such agreements and accepted the resignation of Natcom's President. The termination arrangements provide for a total payment to the former Natcom shareholders of $177,000, which payment may be made by the issuance of an aggregate of 85,500 shares of the Company's Common Stock. The Company may also issue an aggregate of 150,000 shares of Common Stock to certain former Natcom officers in consideration of such officer's entering into binding non-compete agreements. The non-compete shares vest over a two-year period and the non-competition agreements expire December 31, 1999. After considering and evaluating a possible discontinuance of certain Natcom operations, the Company has determined that Natcom's operations should not be discontinued and should instead be organized and consolidated in the Virom TG division.

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


     The Company experienced a loss of approximately $9,435,960, of which $7,133,152 was from discontinued operations. The Company has a working capital deficit of $6,784,000 at December 31, 1997. These matters, among others, have caused the Company's auditors to doubt the Company's ability to continue as a going concern (see Note 1 to Financial Statement). Subsequent to the going concern opinion, the Company has restructured its operations including discontinuing unprofitable businesses and reducing overhead in the others. Overhead reduction measures include: (a) the consolidation of the Natcom operations under Vircom TG; (b) the closing of two of the Company's offices; (c) a reduction in the Company's workforce of approximately 40 people; (d) the relocation of the Vircom TG subsidiary to smaller and more cost effective space in Exton, PA: and (e) the election of new health and life insurance benefits which will result in significant savings to the Company. In addition, the Company has raised additional capital through the sale of preferred stock and is attempting to raise capital through a pending offering. In order to increase its working capital and to sustain present operating levels, the Company will require financing in addition to recent equity financing (see "Recent Equity Financing" above). The Company also anticipates converting debts to several creditors to an equity position. No assurance can be given that such financing will be available on commercially acceptable terms. All of the above represent the Company's efforts to achieve profitable operations and continuation of the business, which is dependent on the Company's ability to achieve sufficient cash flow and to meet its current obligations.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

     Pursuant to General Instruction G-3, and in response 'to the items contained in this Part III, the Registrant is incorporating by reference the information which will be included in Registrant's definitive proxy statement to be filed within 120 days after December 31, 1997.

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

(4.5) Form of Offshore Securities Subscription Agreement, pursuant to which the sold 825 shares of Series 2 Convertible Preferred Stock.( ++)

(4.6) Form of Regulation S Securities Subscription Agreement, pursuant to which the Company sold 25,000 shares of Series 4 Convertible Preferred Stock.( ++)

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

(10.19) Letter Agreement dated as of January 1, 1995 between Global and Perry Schemer.(++++)

(10.20) Letter Agreement dated January 1, 1996 between Global and Wayne M. Rogers.(++++)

(10.21) Warrant Agreement dated March 5, 1996 by and between Global and Pacific Consulting Group.(++++)

(10.22) Warrant Agreement dated March 20, 1996 by and between Global and Wharton Associates.(++++)

(10.23) Warrant Agreement dated March 5, 1996 by and between Global and MWW/Strategic Communications, Inc.(++++)

(10.24) Letter Agreement dated as March 27, 1996 by and between Global, AMCOM and Warehouse Associates. (++++)

(10.25) Amendment Agreement dated as of March 28, 1996 by and between Global and the Sellers named therein. (++++)

(10.26) Employment Agreement dated September 28, 1995. between National Computer Resources, Inc. ("NATCOM"), Global as guarantor and Frederick Smith. (++++)

(10.27) Employment Agreement dated September 28, 1995 between NATCOM, Global as guarantor and Richard Dilts. (++++)

(10.28) Consulting Agreement dated September 28, 1995 between NATCOM, Global as guarantor and Stephen T. Barry. (++++)

(10.29) Letter Agreement dated December 31, 1995 by and between Global and Messrs. Maidenbaum and Muller. (++++)

(10.30) Warrant Agreement dated March 20, 1996 by and between Global and Perry Scheer. (++++)

(10.31) Settlement Agreement and Mutual Release dated March 28, 1996 by and between Grove Avenue Corp. and AMCOM, VIRCOM and Global. (++++)

(10.32) Assignment & Assumption Agreement dated December 8, 1994 between Tech Acquisition Corp. and AMCom Business Centers Corp.(**)

(10.33) Employment Agreement, dated January 1, 1994 between Thomas Vetterani and AMCom.(**)

(10.34) Stock Purchase Agreement by and between Global Intellicom, Inc. and the Sellers named therein.(***)

(10.35) Asset Purchase Agreement dated as of September 16, 1996, pursuant to which the Company's wholly owned subsidiary Global-InSync, Inc. purchased substantially all of the assets of ManTech Solutions Corporation ("MSOE"), by and between the Company, InSync, MSOL, and MSOL's parent, ManTech International Corporation ("ManTech").(+)

(10.36) Asset Purchase Agreement dated as of October 18, 1996 by and between Pro Notes Acquisition Corporation and the Company on the one hand and Pro Notes Inc. and Alan Costilo on the other, by which the Company purchased the assets of Pro Notes, Inc.( ++)

(10.37) Agreement dated January 22, 1997 between Global and Century Business Credit Corporation.(++++)

(10.38) Promissory Note dated February 1, 1996 between Global as borrower and Triangle Bridge Group, LE.(++++)

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

-------------
 (*) Designates document incorporated herein by reference to Global's Registration Statement on Form S-I, File No. 33-93098.

 (**) Designates document incorporated by reference to Amendment No. 1 to Global's Registration Statement on Form S-l, File No. 33-93098.

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

                                           By: /s/ N. NORMAN MULLER
                                               --------------------
                                                 N. Norman Muller
                                             (Chief Executive Officer)

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

    Signatures                      Title                            Date
    ----------                      -----                            ----
 /s/ N. NORMAN MULLER   Chairman of the Board and Chief           April , 1998
 --------------------   Executive Officer (Class III Director)
 N. Norman Muller

 /s/ DAVID A. MORTMAN   President and Chief Operating Officer     April , 1998
 --------------------   and Class I Director
 David A. Mortman

 /s/ HOWARD MAIDENBAUM  Executive Vice President and Class III    April , 1998
 ---------------------  Director
 Howard Maidenbaum

 /s/ THOMAS W. SMITH    Class I Director                          April , 1998
 -------------------
 Thomas W. Smith

 /s/ WAYNE M. ROGERS    Class II Director                         April , 1998
 -------------------
 Wayne M. Rogers

 /s/ ROBERT L. OLSON    Vice President Finance                    April , 1998
 -------------------    Chief Accounting Officer
 Robert L. Olson

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


                                   CONTENTS

                                                                        PAGE
                                                                        ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-3

CONSOLIDATED BALANCE SHEETS                                          F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-7 - F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-9 - F-10


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 - F-47

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



                                                MILLER, ELLIN & COMPANY, LLP
                                                CERTIFIED PUBLIC ACCOUNTANTS
April 13, 1998
New York, New York

                   GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                             DECEMBER 31,
                                                       -----------------------
                                                         1997        1996
                                                       ----------- -----------
CURRENT ASSETS:
   Cash                                                $   138,469 $ 1,516,072
   Accounts receivable - trade, less allowance for
     doubtful accounts of $24,392 and $40,000,
     respectively                                        3,684,106   4,337,942
   Accounts receivable - non-trade                         268,815     262,688
   Other receivables                                       206,770     250,409
   Inventories                                           3,001,519   3,275,166
   Notes receivable - officers and stockholders                 -      457,979
   Note and loans receivable - other                        40,113      61,788
   Prepaid expenses and other current assets               624,322     148,797
   Deferred income taxes                                   630,000     690,476
   Current assets of discontinued operations                32,884   3,828,701
                                                       ----------- -----------
              Total current assets                       8,626,998  14,830,018
                                                       ----------- -----------

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation and amortization                         1,326,058     723,999
                                                       ----------- -----------

INTANGIBLE ASSETS - net of accumulated
   amortization                                          5,542,385   3,281,440
                                                       ----------- -----------

OTHER ASSETS:
   Deferred income taxes                                 2,645,000     493,832
   Deferred costs                                          707,106      25,465
   Other assets                                             34,058      11,113
   Other assets of discontinued operations                  53,362   3,395,014
   Software development costs                                   -       62,011
                                                       ----------- -----------
                                                         3,439,526   3,987,435
                                                       ----------- -----------
                                                       $18,934,967 $22,822,892
                                                       =========== ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements

                   GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                         1997          1996
                                                                                    -------------  -------------
CURRENT LIABILITIES:
   Due to financial institution                                                     $   3,269,418  $   1,711,429
   Due to factor                                                                          884,227        236,432
   Note payable - bank                                                                     50,000           -
   Accounts payable - trade                                                             7,883,413      3,837,898
   Accounts and note payable - related party                                                 -            81,778
   Customer deposits                                                                       21,578        881,100
   Notes payable - officers and stockholders                                              132,677        216,076
   Acquisition indebtedness - current portion                                             581,823        693,942
   Capital lease obligations - current portion                                            147,615          5,182
   Income taxes payable                                                                   238,534        240,901
   Accrued expenses and other current liabilities                                       1,976,510      1,307,016
   Current liabilities of discontinued operations                                         224,758      3,398,905
                                                                                    -------------  -------------
              Total current liabilities                                                15,410,553     10,899,230
                                                                                    -------------  -------------

LONG-TERM LIABILITIES:
   Acquisition indebtedness - net of current portion                                    1,545,261      2,109,886
   Capital lease obligations                                                               86,854         11,831
   Other liabilities of discontinued operations                                              -           176,773
                                                                                    -------------  -------------
                                                                                        1,632,115      2,298,490
                                                                                    -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value (liquidating value ranging from $10 to
     $1,000 per share amounting to $5,546,250 and $4,386,250, respectively including dividends in arrears):
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

DIVIDENDS                                                    $188,673                 None                  None
                                                             ========                 ====                  ====



              The accompanying notes are an integral part of the
                      consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997

                                                                                                                   COMMON
                                                                 PREFERRED STOCK             COMMON STOCK           STOCK
                                                               --------------------     ---------------------       TO BE
STOCKHOLDERS'                                                   SHARES       AMOUNT      SHARES       AMOUNT        ISSUED
                                                               -------       ------     ---------     -------      --------
BALANCE AT DECEMBER 31, 1994                                      -          $ -        5,000,000     $50,000      $   -
     Reverse stock split                                          -            -       (2,500,000)    (25,000)         -
     Capital contributions                                        -            -          643,203       6,432          -
     Deferred offering costs in connection
       with registration of common stock                          -            -            -            -             -
     Common stock to be issued for services
       rendered or to be rendered                                 -            -            -            -          181,753
     Repurchase of fractional shares                              -            -            -            -             -
     Net income for the year ended December 31, 1995              -            -            -            -             -
                                                               -------       ------     ---------     -------      --------

BALANCE AT DECEMBER 31, 1995                                      -            -        3,143,203      31,432       181,753
     Sale of securities under Regulation S                     355,825        3,558       140,000       1,400          -
     Offering costs in connection with sale of securities         -            -            -            -             -
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp.    350,000        3,500        72,001         720          -
     Common stock issued for services rendered                    -            -           69,504         695       (45,000)
     Common stock to be issued for services rendered              -            -            -            -           95,873
     Reversal of shares authorized in 1995
       for services rendered                                      -            -            -            -         (136,753)
     Conversion of preferred stock into common stock          (327,325)      (3,273)    3,456,122      34,561          -
     Net loss for the year ended December 31, 1996                -            -            -            -             -
                                                               -------       ------     ---------     -------      --------

BALANCE AT DECEMBER 31, 1996                                   378,500        3,785     6,880,830      68,808        95,873

  Sale of securities                                             1,200           12         -            -             -
  Offering costs in connection with sale of securities            -            -            -            -             -
  Preferred stock issued in connection with merger of
     Automated Systems Development of Indiana, Inc.                785            8         -            -             -
  Common stock issued for services rendered                       -            -           39,326         393       (95,873)
  Common stock to be issued for services rendered                 -            -            -            -          417,188
  Conversion of preferred stock into common stock              (28,500)        (285)      589,439       5,894          -
  Other adjustments                                               -            -          (12,250)       (122)         -
  Dividends                                                       -            -            -            -             -
  Net loss for year ended December 31, 1997                       -            -            -            -             -
                                                               -------       ------     ---------     -------      --------

BALANCE AT DECEMBER 31, 1997                                   351,985       $3,520     7,497,345     $74,973      $417,188
                                                               =======       ======     =========     =======      ========

                                                                                    RETAINED
                                                                    ADDITIONAL      EARNINGS                      TOTAL
                                                                     PAID-IN      (ACCUMULATED     TREASURY   STOCKHOLDERS'
STOCKHOLDERS'                                                        CAPITAL        DEFICIT)        STOCK        EQUITY
                                                                   -----------    ------------     -------     ----------
BALANCE AT DECEMBER 31, 1994                                        $1,850,000    $   (158,184)    $  -        $1,741,816
     Reverse stock split                                                25,000           -            -              -
     Capital contributions                                             337,068           -            -           343,500
     Deferred offering costs in connection
       with registration of common stock                              (198,844)          -            -          (198,844)
     Common stock to be issued for services
       rendered or to be rendered                                       -                -            -           181,753
     Repurchase of fractional shares                                    -                -          (8,884)        (8,884)
     Net income for the year ended December 31, 1995                    -              270,183        -           270,183
                                                                   -----------    ------------     -------     ----------

BALANCE AT DECEMBER 31, 1995                                         2,013,224         111,999      (8,884)     2,329,524
     Sale of securities under Regulation S                           6,966,542           -            -         6,971,500
     Offering costs in connection with sale of securities           (2,677,371)          -            -        (2,677,371)
     Preferred and common stock issued in connection with
       acquisition of net assets of ManTech Solutions Corp.          3,900,780           -            -         3,905,000
     Common stock issued for services rendered                         267,092           -            -           222,787
     Common stock to be issued for services rendered                    -                -            -            95,873
     Reversal of shares authorized in 1995
       for services rendered                                            -                -            -          (136,753)
     Conversion of preferred stock into common stock                   (31,288)          -            -             -
     Net loss for the year ended December 31, 1996                      -           (1,085,388)       -        (1,085,388)
                                                                   -----------    ------------     -------     ----------

BALANCE AT DECEMBER 31, 1996                                        10,438,979        (973,389)     (8,884)     9,625,172

  Sale of securities                                                 1,199,988           -            -         1,200,000
  Offering costs in connection with sale of securities                (510,428)          -            -          (510,428)
  Preferred stock issued in connection with merger of
     Automated Systems Development of Indiana, Inc.                    784,992           -            -           785,000
  Common stock issued for services rendered                             95,480           -            -             -
  Common stock to be issued for services rendered                       -                -            -           417,188
  Conversion of preferred stock into common stock                       (5,609)          -            -             -
  Other adjustments                                                        122           -            -             -
  Dividends                                                             -             (188,673)       -          (188,673)
  Net loss for year ended December 31, 1997                             -           (9,435,960)       -        (9,435,960)
                                                                   -----------    ------------     -------     ----------

BALANCE AT DECEMBER 31, 1997                                       $12,323,939    $(10,598,022)    $(8,884)    $1,892,299
                                                                   ===========    ============     =======     ==========


              The accompanying notes are an integral part of the
                      consolidated financial statements

                  GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1997            1996              1995
                                                                      -----------     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $(9,435,960)    $(1,085,388)      $   270,183
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) continuing operations:
       Loss (income) from discontinued operations                       7,133,152         378,895          (203,332)
       Depreciation and amortization                                      250,231          78,465            16,965
       Amortization of intangibles                                        311,002         157,084            21,591
       Deferred income taxes                                             (510,129)       (735,331)         (180,000)
       Imputed interest on ManTech acquisition                             29,340          58,683              -
       Write-off of intangible assets                                     895,388            -                 -
       Reversal of shares authorized                                         -           (136,753)             -
       Loss on disposition of property and equipment                         -               -                5,983
       Changes in assets and liabilities:
         Accounts receivable - trade                                      703,520      (1,037,342)          294,391
         Accounts receivable - non-trade                                   (6,127)       (252,140)          (10,548)
         Inventories                                                      273,647        (222,396)          (40,865)
         Other receivables                                                 43,639        (157,471)          (92,938)
         Notes and loan receivable - other                                 21,675         (50,056)          (11,148)
         Prepaid expenses and other                                      (358,336)        (63,403)          (50,136)
         Other assets                                                     (22,554)         37,023               220
         Accounts payable - trade                                       4,014,805       2,020,383          (354,830)
         Accounts and note payable - related party                        (81,778)       (363,922)          (66,392)
         Customer deposits                                               (859,522)        797,303              -
         Income taxes payable                                              (2,367)         98,398           142,503
         Accrued expenses and other                                       653,378         464,072           264,340
                                                                      -----------     -----------       -----------

NET CASH PROVIDED BY (USED IN)
   CONTINUING OPERATIONS                                                3,053,004         (13,896)            5,987
                                                                      -----------     -----------       -----------

   Net cash provided by (used in) discontinued operations:
     Income (loss) from discontinued operations                        (7,133,152)       (378,895)          203,332
     Depreciation and amortization                                         82,549         182,914            91,456
     Amortization of intangibles                                          144,301         144,786           187,763
     Deferred income taxes                                             (1,580,563)
     Discontinued operations - net                                      2,463,076       1,113,398           508,688
                                                                      -----------     -----------       -----------
                                                                       (6,023,789)      1,062,203           991,239
                                                                      -----------     -----------       -----------

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                (2,970,785)      1,048,307           997,226
                                                                      -----------     -----------       -----------


              The accompanying notes are an integral part of the
                      consolidated financial statements

                   GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1997            1996              1995
                                                                      -----------     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of cash from asset purchase                                $    11,732     $      -          $   482,012
   Purchases of assets pursuant to agreement                              (20,000)           -             (100,000)
   Reductions in note receivable - officer and stockholder                457,979         177,601              -
   Other intangibles                                                     (838,411)       (333,712)         (484,649)
   Purchases of property and equipment                                   (407,916)       (144,000)         (182,796)
   Software development costs                                              62,011         (62,011)             -
   Other deferred costs                                                  (681,641)        (25,465)          (29,103)
   Discontinued operations - net                                          510,865      (1,047,124)         (743,899)
   Loans to stockholders                                                     -           (215,900)         (419,680)
                                                                      -----------     -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                    (905,381)     (1,650,611)       (1,478,115)
                                                                      -----------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions                                                1,200,000       6,971,500           368,500
   Deferred offering costs                                               (510,428)     (2,281,195)         (324,233)
   Due from factor                                                        647,795         466,299          (229,867)
   Due to financial institutions - net                                  1,557,989            -                 -
   Proceeds from (payments to) notes payable -
     officers and stockholders                                            (83,399)        216,076              -
   Payments on capitalized lease obligations                             (110,971)         (4,270)             (436)
   Payments on due on acquisitions                                           -           (338,017)             -
   Purchases of treasury stock                                               -               -               (8,884)
   Proceeds from note payable - bank                                        5,000
   Discontinued operations - net                                          (18,750)     (3,408,639)        1,136,164
   Dividends                                                             (188,673)           -                 -
                                                                      -----------     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,498,563       1,621,754           941,244
                                                                      -----------     -----------       -----------

NET CHANGE IN CASH                                                     (1,377,603)      1,019,450           460,355

CASH - beginning                                                        1,516,072         496,622            36,267
                                                                      -----------     -----------       -----------

CASH - ending                                                         $   138,469     $ 1,516,072       $   496,622
                                                                      ===========     ===========       ===========



              The accompanying notes are an integral part of the
                      consolidated financial statements

                   GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)

                                                                              YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                         1997           1996             1995
                                                                       ---------      ---------        ---------
SCHEDULES OF NON-CASH ACTIVITIES:

   Acquisition                                                         $ 785,000      $ 125,000        $   -
                                                                       =========      =========        =========

   Settlement of acquisition debt                                      $ 706,084      $    -           $    -
                                                                       =========      =========        =========

   Common stock to be issued for
     non-competition agreement                                         $ 300,000      $    -           $    -
                                                                       =========      =========        =========

   Common stock to be issued for services
     rendered                                                          $ 117,188      $  47,873        $    -
                                                                       =========      =========        =========

   Purchase of property and equipment by
     capital leases                                                    $  40,427      $  19,319        $ 338,033
                                                                       =========      =========        =========

   Deferred offering costs                                             $    -         $ 125,389        $    -
                                                                       =========      =========        =========

   Issuance of note to vendor                                          $    -         $ 665,950        $    -
                                                                       =========      =========        =========

   Increase in Natcom purchase price                                   $    -         $ 359,435        $    -
                                                                       =========      =========        =========

   Offset of note receivable from purchase
     of business                                                       $    -         $    -           $  36,748
                                                                       =========      =========        =========

   Common stock to be issued for services to be
     rendered                                                          $    -         $    -           $ 156,753
                                                                       =========      =========        =========

   Payments due on purchase of business                                $    -         $    -           $ 850,310
                                                                       =========      =========        =========

   Issuance of note to related party as part of
     settlement of accounts payable                                    $    -         $    -           $ 295,700
                                                                       =========      =========        =========

   Reverse stock split                                                 $    -         $    -           $  25,000
                                                                       =========      =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

   Cash paid for interest                                              $ 968,052      $ 640,082        $ 334,327
   Cash paid for income taxes                                               -             5,259            6,540


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

     Management's plan includes the restructuring of its operations including discontinuing unprofitable businesses and reducing overhead in the others. In addition, the Company has raised additional capital through the sale of preferred stock. The Company also has plans to enter into an agreement to secure a $4,000,000 equity line of credit utilizing subordinated convertible debentures. The unaudited pro forma effect of the sale of preferred stock is presented in Note 27.

     In 1998, the Company has raised approximately $2,174,000 of additional capital through the sale of preferred stock. However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations.

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

     Organization

     Global Intellicom, Inc. (the "Company") was incorporated in the state of Nevada on September 1, 1994.

     Business

     The Company, through its wholly-owned subsidiaries listed below, conducts the following business:

     1. VIRCOM TECHNOLOGIES GROUP, INC. ("VIRCOM TG") - Value-added reseller and provides a wide range of information technology services, including systems integration, applications, internal and external network testing and support services. VIRCOM TG began operations on July 2, 1997. Cable Co., Inc. - a wholly-owned subsidiary of Vircom TG was incorporated on March 9, 1998 to provide cable and fiber optic wiring services.

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

     Business (Continued)

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

     7. NATCOM AUTOMATED SOLUTIONS, INC. ("NASI") - is a full service integrator, providing modular products (hardware and software) that can be customized under a building block concept according to its customers' needs. In addition to installation, NASI provides full product support, training and maintenance.

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

     Sales Incentive Program


     Sales incentive program rebates are amounts received from vendors for promotional programs, price protection programs and cooperative advertising programs, and are recognized in the period earned. Amounts receivable from vendors under such programs are classified either as accounts receivable - non-cash or have been offset against amounts due from financial institutions.

     Amounts received under such programs is as follows:


                                                                   1997           1996           1995
                                                                ----------    ------------    ------------
         Continuing operations:
           Price protection                                     $  115,637    $      3,280    $       -
                                                                ==========    ============    ============

           Promotional programs                                 $   41,721    $     18,075    $       -
           Cooperative advertising                                  19,608          18,249            -
                                                                ----------    ------------    ------------
                                                                $   61,329    $     36,324    $       -
                                                                ==========    ============    ============
         Discontinued operations:
           Price protection                                     $  115,637    $    823,333    $    893,100
                                                                ==========    ============    ============

           Promotional programs                                 $   15,989    $    132,491    $    207,162
           Cooperative advertising                                  19,608          60,141         156,170
                                                                ----------    ------------    ------------
                                                                $  151,234    $  1,015,965    $  1,256,432
                                                                ==========    ============    ============

     Concentrations of Credit Risk

         Accounts Receivable - Trade

         Accounts receivable consist of open trade accounts with various companies. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible receivables are maintained.

         In 1995, NEVCOR, VIRCOM TG, VIRCOM and NATCOM entered into factoring agreements with Century Business Credit Corp. ("Century"). INSYNC entered into a factoring agreement with Century in January 1997.

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

     Concentrations of Credit Risk (Continued)

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

     Intangible Assets

     The excess of the purchase cost over the fair value of net assets acquired in the acquisitions is included in intangible assets and is being amortized over fifteen years on a straight-line basis. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to Be Disposed Of," the Company periodically reviews goodwill to assess recoverability based upon undiscounted expected future cash flows for each subsidiary. Testing for such recoverability in each reporting period may not be cost effective or even possible and in such cases, the Company will test assets for impairment if a triggering event occurs (events or changes in circumstances such that the carrying amount of the assets may not be recoverable). Impairments would be recognized if a permanent diminution in value were to occur.

     In 1997, the Company discontinued its NEVCOR and SPEECH SOLUTIONS businesses and approximately $895,388 of goodwill were charged to discontinued operations.

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

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding has been adjusted to reflect the recapitalization in connection with the private placement as it it had occurred as of the beginning of the period for which loss per share is presented. Common stock equivalents have not been included as their effect would be antidilutive.

     Recently Issued Pronouncement

     SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components in a full set of financial statements and is effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company has elected to adopt SFAS No. 130 in 1998.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 3 - ACQUISITIONS

     AMCOM Business Centers Corp. (Continued)

     Gross sales, as defined in the asset purchase agreement, is total revenue from sales after deductions for trade discounts and allowances, uncollectible accounts, sales taxes, duties, shipping and insurance and sales returns.

     NEVCOR's business was discontinued on July 1, 1997 and as such no contingent payments were accrued subsequent to July 1, 1997.


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

     On December 31, 1997, the stock purchase agreement as well as the employment and consulting agreements with NATCOM's former officers were terminated. The Company agreed to pay $171,000 in full consideration of all obligations accrued under the above stated agreements. The amount will be paid in six monthly installments in 1998 and can be made either in cash or by the issuance of the Company's common stock to be valued at the closing bid price of such shares on the dates prior to the payment. In addition, the Company agreed to issue 150,000 shares of common stock to the former officers in consideration for the continuation of their respective non-competition agreements. The shares vest over a two year period and the non-competition agreements expire on December 31, 1999.

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

     The total purchase price of $805,000 consists of:

     1.  $20,000 in cash at closing.

     2. The issuance of 785 shares of Series 5 Cumulative Preferred Stock, with a 6% annual dividend, convertible at a value of $1,000 per share. Such preferred stock was valued at $785,000.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 3 - ACQUISITIONS (CONTINUED)

     Acquisition Indebtedness

     Acquisition indebtedness at December 31, consists of the following:

                                                                                      1997              1996
                                                                                  ------------      ------------
       9% promissory note for $1,486,084 payable to MSOL
         ("First Note").  Interest began accruing on March 16, 1997.
         Interest was imputed at 9% for the period September 16, 1996
         (date of issuance) to March 15, 1997.  Payments are to be
         made forty-five days after each fiscal quarter, commencing with the quarter ended June 30, 1997.  The payments are
         calculated as follows:

         1. 2% of net sales (gross sales less sales discounts, returns and allowances) of INSYNC.

         2.  If at the end of four quarters ended June 30th
             (commencing in 1998), the sum of the quarterly payments is less than the interest accrued over the previous four quarters plus ten percent (10%) of the original principal of the note ($148,608), an adjustment payment will be made to cover
             such shortfall.                                                      $  1,486,084(1)   $  1,463,794

       9% promissory note for $470,000 payable to MSOL with
         substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001 or upon the payment of the First Note. Interest began accruing on March 16, 1997. Interest was imputed at 9% for the period September 16, 1996 (date of issuance)
         to March 15, 1997. The note is guaranteed by the Company.                     470,000           462,950
       NATCOM Settlement Agreement                                                     171,000              -
       Installment payments due to prior NATCOM
         stockholders with interest imputed at 10%                                        -              877,084
                                                                                  ------------      ------------
                                                                                     2,127,084         2,803,828
       Less:  Current portion                                                          581,823           693,942
                                                                                  ------------      ------------

                                                                                  $  1,545,261      $  2,109,886
                                                                                  ============      ============

      (1) Amounts owed for the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997 totalling $262,215 will be paid as follows:

                      April 3, 1998                      $   25,000
                      April 17, 1998                         25,000
                      April 30, 1998                         25,000
                      On or before April 30, 1998           187,215
                                                         ----------
                                                         $  262,215
                                                         ==========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 3 - ACQUISITIONS (CONTINUED)

     Acquisition Indebtedness (Continued)

     Future minimum maturities of notes payable - acquisition are as follows:

                             1998                $    581,823
                             1999                     148,608
                             2000                     148,608
                             2001                     778,045
                             2002                      47,000
                          Thereafter                  423,000
                                                 ------------
                                                 $  2,127,084
                                                 ============

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

     On April 1, 1997,VIRCOM TG, VIRCOM, NATCOM and INSYNC collectively signed an amendment to the factoring agreements whereby the companies sell their trade receivables with recourse.

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


NOTE 4 - DUE FROM FACTOR (CONTINUED)

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

     In 1997 and 1996, the Company factored $60,863,117 and $14,852,730 of its sales, respectively. At December 31, 1997 and 1996, outstanding receivables amounted to $6,925,833 and $2,376,953, respectively.

     The Companies have a tri-party agreement with the factor and a financial institution wherein Century, on behalf of the Companies, can wire funds to the financial institution for payment of vendors' invoices relating to floorplanned inventory.


NOTE 5 - INVENTORIES

     Inventories at December 31, consist of the following:

                                                     1997           1996
                                                 ------------   ------------

                  Finished goods                 $  2,010,616   $  1,288,313
                  Work-in-process                     328,881        500,858
                  Raw materials                       662,022      1,485,995
                                                 ------------   ------------
                                                 $  3,001,519   $  3,275,166
                                                 ============   ============


NOTE 6 - NOTES RECEIVABLE - OFFICER AND STOCKHOLDER

     Notes receivable - officer and stockholder at December 31, consists of the following:

                                                                                         1997            1996
                                                                                      -----------    -----------
        Note receivable from an officer/stockholder bearing interest at 1% over prime, principal and accrued interest to be paid on
          December 31, 1997.                                                          $      -       $   457,979
                                                                                      -----------    -----------
                                                                                      $      -       $   457,979
                                                                                      ===========    ===========

     In 1997, the note was not repaid and the officer/stockholder borrowed an additional $218,404.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 6 - NOTES RECEIVABLE - OFFICER AND STOCKHOLDER


     In January 1998, the Company granted the officer/stockholder payments for 1997 totalling $676,383 as follows: additional salaries of $317,167 as well as compensation of $359,216 for the officer's personal guarantee of the inventory floorplanning credit line of NEVCOR (a discontinued operation) for the last three years. Such amounts were offset against the balance owed by the officer at December 31, 1997. $359,216 of such balance was charged to discontinued operations. Two other officers and/or directors of the Company also gave personal guarantees for the same indebtedness. The Company's Board of Directors has not as yet determined what consideration, if any, will be given to such officers and/or directors.


     Interest income amounted to $-0-, $43,492 and $-0- for 1997, 1996 and 1995, respectively.


NOTE 7 - OTHER RECEIVABLES


     The Company has indemnified certain of its officers and directors (the "Indemnitees") who were previously officers, stockholders, and/or directors of the Company's former parent, Communication and Entertainment Corp. ("ComEnt") from actions against the Indemnitees arising out of their prior service to ComEnt. The Company's indemnification provides that, in the event ComEnt fails to honor its indemnification obligation, the Company will indemnify such Indemnitees. ComEnt has declined to honor its obligations under its indemnification. As such, the Company has paid certain legal fees and related expenses in the amount of approximately $828,000 in connection with the defense of such claims. The Company intends to seek reimbursement from ComEnt for the sums it has paid to the Indemnitees. Such amount has been included in other receivables, net of an indemnification charge of $621,000.


     In 1998, the Company expects to incur additional legal fees in the range of $150,000 to $200,000.


NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consists of the following:

                                                                              1997           1996
                                                                          ------------    ----------
         Machinery and equipment                                          $  1,075,565    $  337,862
         Furniture and fixtures                                                485,448       394,604
         Vehicles                                                               13,773          -
         Leasehold improvements                                                157,006        76,017
         Property and equipment under capital lease                            217,645        19,319
                                                                          ------------    ----------
                                                                             1,949,437       827,802
         Less:  Accumulated depreciation and amortization                      697,236       103,803
                                                                          ------------    ----------
                                                                          $  1,252,201    $  723,999
                                                                          ============    ==========

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 9 - INTANGIBLE ASSETS

     Intangible assets at December 31, consist of the following:

                                                        1997            1996
                                                    ------------   ------------
         Goodwill                                   $  6,818,863   $  3,459,388
         Non-compete agreement                           300,000           -
                                                    ------------   ---------
                                                       7,118,863      3,459,388
         Less: Accumulated amortization                  787,955        177,948
                                                    ------------   ------------
                                                    $  6,330,908   $  3,281,440
                                                    ============   ============

     Increases and decreases of intangible assets reflect the acquisition of ASDI as well as the charges and reclassifications required to properly reflect discontinued operations.

     Amortization amounted to $311,002, $157,084 and $20,863 for 1997, 1996 and
     1995, respectively.


NOTE 10 - DUE TO FINANCIAL INSTITUTIONS


     The Company has a loan and security agreement with a financial institution providing for an inventory floorplanning credit line of $8,000,000 including its discontinued NEVCOR business. The line is collateralized by the assets of VIRCOM TG, VIRCOM, NATCOM and INSYNC. The agreement expires on December 8, 1998 and is automatically renewed from year to year unless terminated by either party. The financial institution has received the personal guarantees of certain officers and directors of the Company.


     At December 31, the line of credit included the following:

                                                     1997            1996
                                                 ------------    ------------

        Due to financial institution             $  4,441,673    $  3,061,728
        Less: Claims receivable from
             vendors for credits due                1,172,255       1,350,299
                                                 ------------    ------------
                                                 $  3,269,418    $  1,711,429
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


NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, consist of:

                                                  1997          1996
                                              ------------  ------------

        Sales taxes payable                   $    610,186  $    415,531
        Accrued payroll                            271,739       135,666
        Accrued professional fees                  205,773       132,388
        Other accrued expenses                     228,335        45,483
        Deferred revenue                           275,432        11,718
        Other                                      385,045       566,230
                                              ------------  ------------
                                              $  1,976,510  $  1,307,016
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

                                      GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             DECEMBER 31, 1997 AND 1996


NOTE 15 - INCOME TAXES

                                                                         1997           1996            1995
                                                                     -------------   -----------    -----------
       The components of the provision
         for income tax credits by taxing
         jurisdiction are as follows:

           Federal:
              Current                                                $        -      $      -       $      -
              Deferred                                                    (413,204)     (395,152)      (181,792)
                                                                     -------------   -----------    -----------
                                                                          (413,204)     (395,152)      (181,792)
                                                                     -------------   -----------    -----------
           States:
              Current                                                         -           28,792         (5,741)
              Deferred                                                     (96,925)      (92,977)       (42,775)
                                                                     -------------   -----------    -----------
                                                                           (96,925)      (64,185)       (48,516)
                                                                     -------------   -----------    -----------

           Net tax (benefit) to discontinued operations                 (1,580,563)     (247,202)        44,567
                                                                     -------------   -----------    -----------
                                                                     $  (2,090,692)  $  (706,539)   $  (185,741)
                                                                     =============   ===========    ===========

     The major components of deferred tax assets at December 31, are as follows:

                                                                         1997           1996
                                                                      ------------  -------------
       Net operating loss carryforwards                               $  5,985,568  $     988,641
       Allowance for doubtful accounts                                     317,472         61,637
       Inventory reserve                                                   246,960         91,030
       Warranty reserve                                                       -            43,000
       Valuation allowance                                              (3,275,000)       -
                                                                      ------------  -------------
                                                                      $  3,275,000  $   1,184,308
                                                                      ============  =============


     At December 31, 1997 and 1996, the current portion of deferred taxes amounted to $630,000 and $690,476, respectively. The long-term portion of deferred taxes at December 31, 1997 and 1996 amounted to $2,645,000 and $493,832, respectively.


     At December 31, 1997, a 50% valuation allowance is provided as it is uncertain if the deferred tax assets will be fully utilized.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 13 - INCOME TAXES (CONTINUED)

     A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 34% and the provision for income taxes are as follows:

                                                                         1997           1996            1995
                                                                     -------------   -----------    -----------
       Income tax expense at statutory rate                          $  (3,931,000)  $  (609,255)   $    29,555
       Net operating loss carryforwards                                  3,931,000       609,255           -
       State income taxes (tax credits)                                       -           28,792         (5,741)
       Deferred income tax credits                                      (2,090,692)     (735,331)      (180,000)
       Financial/tax adjustments - NATCOM - cash basis                        -             -           (29,555)
                                                                     -------------   -----------    -----------
       Provision for income tax credits                              $  (2,090,692)  $  (706,539)   $  (185,741)
                                                                     =============   ===========    ===========

     At December 31, 1997, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $14,200,000 expiring in 2009 and 2010.

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


NOTE 16 - ECONOMIC DEPENDENCE

     At December 31, 1997, the Company is no longer dependent on one vendor. In 1996 and 1995, the Company purchased 53% and 84%, respectively of its inventory from two vendors.


NOTE 17 - OTHER INCOME (EXPENSES)

     Other income (expenses) consist of the following:

                                           1997           1996         1995
                                      -------------   -----------   ---------

         Interest expense             $    (957,207)  $  (211,633)  $  (6,606)
         Interest income                     20,355        62,424      20,384
         Deferred financing costs              -          (89,594)       -
         Indemnification charge            (621,000)         -           -
                                      -------------   -----------   ---------
                                      $  (1,557,852)  $  (238,803)  $  13,778
                                      =============   ===========   =========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 18 - COMMITMENTS AND CONTINGENCIES

     Leases

     The Company rents real property under leases expiring through August 2005. Certain of the leases stipulate payments of operating expenses.

     Future minimum rental payments required are as follows:

                   Year Ending December 31,

                             1998                        $    787,387
                             1999                             782,083
                             2000                             777,786
                             2001                             464,746
                             2002                             368,918
                          Thereafter                          765,699
                                                         ------------
                                                         $  3,946,619
                                                         ============

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


         In connection with the discontinuance of Speech Solutions, the Company is negotiating a settlement with the individual. Management expects the settlement to be in the range of $25,000 to $50,000.


     Consulting Agreement

     In January 1996, the Company entered into a letter agreement with one of its board members whereby such board member would provide consulting services to the Company for the period January 1, 1996 through December 31, 1999. Consulting fees under the agreement are $60,000 per year. Such fee had been waived by the board member in 1996.

     In 1998, the Company issued 100,000 shares of common stock to the board member for consulting services provided in 1996 and 1997. The shares vest over a two year period in eight equal installments of 12,500 shares per quarter.

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 18 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Legal Proceedings

     An action pending in the Supreme Court of the State of New York commenced on or about September 18, 1997 against the Company and three of its officers and directors by a holder of a warrant issued by the Company for claimed damages of $1,000,000, alleging that the Company breached the terms of the warrant by failing to register for public sale shares of common stock issuable on exercise of the warrant. The Company has included these shares in its presently pending registration sttement on Form S-3, has asserted as an affirmative defense that the transaction in connection with which the warrant was issued was void under New York's usury law, and has counterclaimed for $29,667. The Company has moved for summary judgment dismissing the complaint an intends to continue to vigorously defend the action.

     An action pending in the United States District Court for the District of New Jersey commenced on or about April 14, 1998, alleging payments due in the amount of approximately $260,000 for leased equipment. Company counsel have not yet reviewed the complaint in this action, but have been advised by the Company that the claimed amount is not due an that the Company's records reflect that the amount owed, if any, is far less than the amount demanded. The Company intends to defend this action vigorously.

     In April, 1998, a supplier the Company's Global-InSync subsidiary commenced an actio nin the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to the Supplier in the amount of $784,556. The Company has not yet had the opportunity to evaluate the merits of the Supplier's claim.

     The Company is involved in various other claims and actions incidental to the business.

     Indemnification

     The Company has indemnified certain of its officers and directors (the "Indemnitees") who were previously officers, stockholders and/or directors of another corporation for actions against the Indemnitees arising out of their service to that corporation. In the event that the corporation fails to honor its obligation it undertook to indemnify the Indemnitees on such claims, the Company would then indemnify such Indemnites. The corporation has declined to honor its obligations under its indemnification. As such, the Company has paid certain legal fees and related expenses in the amount of approximately $828,000 in connection with the defense of such claims. Such amount has been included in other receivables, net of an indemnification charge of $621,000.

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

         In September 1996, 350,000 Series 3 Preferred shares were issued to ManTech in connection with the acquisition of MSOL. For the period July 1, 1997 to December 31, 1997, cumulative undeclared dividends amounted to $105,000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

         Series 8 Convertible Preferred Stock (Series 8 Preferred) (issued in
         1998)

         The Series 8 Preferred stockholders have a liquidation preference of $1,000 per shae and are entitled to receive dividends at an annual rate of 5% of the liquidation preference ($50 per share) payable as follows:

         1.   In cash
         2. At the election of the Company, in shares of common stock valued at the average closing bid prices for the five days on which the common stock was traded immediately prior to the record date for the payment of such dividend.

         Such dividends shall be payable on a semi-annual basis commencing on July 1, 1998 and shall have preference to dividends on any other class of common or prefrred stock, other class of common or preferred stock. Series 8 Preferred has no voting rights.

         Beginning on the sixtieth (60) day after the issuance of the Series 8 Preferred, such shares are convertible at the election of the stockholders at a conversion rate equal to the quotient obtained by dividing the liquidation preference by an amount equal to 75% of the five day average closing bid price per share of common stock immediately to the date of conversion.

         Beginning on the sixtieth (60) day after the issuance of the Series 8 Preferred, the Company may, at its sole option, redeem the outstanding shares of Series 7 Preferred at any time, in whole or in part, upon notice duly given to all stockholders. The redemption price shall be equal to 133% of the liquidation preference.

     Liquidation Preference and Dividends in Arrears

     The value of the liquidation preferences and dividends in arrears is as follows:

                                                    Number       Liquidation         Total         Dividend
                                                      of         Preference       Liquidation         in             Total
                                                    Shares        Per Share        Preference       Arrears          Value
                                                ------------     -----------      ------------     ---------      ------------
       December 31, 1997
         Series 1                                       -         $   -           $       -        $    -         $       -
         Series 2                                       -             -                   -             -                 -
         Series 3                                    350,000            10           3,500,000        61,250         3,561,250
         Series 4                                       -             -                   -             -                 -
         Series 5                                        785         1,000             785,000          -              785,000
         Series 6                                      1,200         1,000           1,200,000          -            1,200,000
                                                                                  ------------     ---------      ------------
                                                                                  $  5,485,000     $  61,250      $  5,546,250
                                                                                  ============     =========      ============

       December 31, 1996
         Series 1                                     22,500      $     10        $    225,000     $    -         $    225,000
         Series 2                                       -             -                   -             -                 -
         Series 3                                    350,000            10           3,500,000        61,250         3,561,250
         Series 4                                      6,000           100             600,000          -              600,000
                                                                                  ------------     ---------      ------------
                                                                                  $  4,325,000     $  61,250      $  4,386,250
                                                                                  ============     =========      ============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Dividends

     In 1997, the Company declared and paid the following dividends:

                                    Number
                                      of           Dividend        Total
                                    Shares         Per Share     Dividend
                                   --------       -----------   ----------
         Series 3                   350,000       $       .47   $  165,123
         Series 5                       785             30.00       23,550
                                                                ----------
                                                                $  188,673

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


     In January 1996, the Company granted seven-year options to various officers and employees to purchase 107,900 shares of common stock at $3.25 per share. The options vest 25% per year on each of the first four anniversaries of the date thereof. If the optionee ceases to be an employee, the option shall terminate immediately if such cessation is for cause or without consent, one year following such cessation if such cessation is due to the optionee's death or disability, and three months following such cessation in all other cases, but not after the date the option would otherwise expire. No compensation expense was recognized as the exercise price was greater than the fair market value of the underlying common stock at the date of grant.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 21 - STOCK OPTIONS (CONTINUED)


     In April 1997, the Company granted the factor options to purchase 100,000 shares of common stock at $3.00 per share. The options expire in April 2000. No expense was recognized as the exercise price was greater than the fair market value of the underlying common stock at the date of grant.


     No options were exercised in 1996 and 1997. A summary of option activity is as follows:

                                                1997        1996        1995
                                              --------    --------     ------

         Beginning balance                     107,600        -             -
         Options issued                        100,000     107,600          -
         Options exercised or expired          (70,600)       -             -
                                              --------    --------     ------
         Ending balance                        137,000     107,600          -
                                              ========    ========     ======


NOTE 22 - WARRANTS

     The Company authorized the issuance of warrants with terms of one to five years to various corporations and individuals in connection with the sales of securities, loan agreements and consulting agreements. Exercise prices range from $1.75 to $6.75 per warrant. The warrants expire at various times from August 15, 1998 through November 14, 2002.

     No warrants were exercised in 1996 and 1997. A summary of warrant activity is as follows:

                                            1997           1996         1995
                                        ------------    ----------     ------

        Beginning balance                    936,583          -             -
        Warrants issued                    1,218,750       936,583          -
        Warrants exercised or expired       (100,000)         -             -
                                        ------------    ----------     ------
        Ending balance                     2,055,333       936,583          -
                                        ============    ==========     ======

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

                                                       1997                        1996
                                             ------------------------    ------------------------
                                              Carrying        Fair        Carrying        Fair
                                               Amount         Value        Amount         Value
                                             ----------    ----------    ----------    ----------
         Due on acquisitions                 $2,127,084    $1,571,835    $2,957,058    $2,223,747
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

                                                        1997                            1996
                                            ---------------------------     ---------------------------
                                                 As             Pro             As              Pro
                                              Reported         Forma         Reported          Forma
                                            -----------     -----------     -----------     -----------
         Net loss                           $(9,435,960)    $(9,489,611)    $(1,085,388)    $(1,127,178)
         Loss per share                           (1.29)          (1.30)           (.33)           (.34)

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 25 - DISCONTINUED OPERATIONS

     In 1997, the Company discontinued its aggregator portion of the NEVCOR business as it smajor vendor decided to cease distributions through the aggregator channel. The Company also discontinued its SPEECH SOLUTIONS businesses as management concluded that the ratio of capital requirements to revenue for a software developer were incompatible with the overall operations of the Company's integration, sales and manufacturing businesses. Summarized results of the businesses for the years ended December 31, are as follows:

                                                                       1997           1996            1995
                                                                  --------------  -------------  -------------
              Net sales                                           $    9,230,131  $  14,084,691  $  21,677,868
                                                                  ==============  =============  =============

              Income (loss) from operations before
                income taxes (tax benefits)                       $   (8,713,715) $    (626,097) $     111,418
              Income taxes (tax benefits)                             (1,580,563)      (247,202)        44,567
                                                                  --------------  -------------  -------------
              Total income (loss) from
                discontinued operations                           $   (7,133,152) $    (378,895) $      66,851
                                                                  ==============  =============  =============

     The net assets of the discontinued businesses are summarized as follows:

                                                                       1997*          1996            1995
                                                                   -------------   ------------   ------------
              Current assets                                       $      32,885   $  3,828,701   $  5,490,375
              Property and equipment                                      53,362        403,385        373,578
              Other assets                                                  -         2,382,033      2,177,012
              Current liabilities                                       (224,758)    (3,554,452)    (6,563,937)
              Long-term liabilities                                         -          (176,773)      (302,706)
                                                                   -------------   ------------   ------------
                                                                   $    (138,511)  $  2,882,894   $  1,174,322
                                                                   =============   ============   ============

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 27 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
              (CONTINUED)

                                                         Company
                                                           As               Pro Forma
                                                        Reported           Adjustments          Pro Forma
                                                     -------------        ------------        -------------
                                                      (Historical)         (Unaudited)         (Unaudited)
              Current assets                         $   8,626,998   (1)  $    900,000        $  10,800,998
                                                                     (2)     1,274,000
              Property and equipment                     1,326,058                -               1,326,058
              Other assets                               8,981,911                                8,981,911
                                                     -------------        ------------        -------------
                                                     $  18,934,967        $  2,174,000        $  21,108,967
                                                     =============        ============        =============

              Current liabilities                    $  15,410,553        $       -           $  15,410,553
              Long-term debt                             1,632,115                -               1,632,115
                                                                     (1)       900,000
              Stockholders' equity                       1,892,299   (2)     1,274,000            4,066,299
                                                     -------------        ------------        -------------
                                                     $  18,934,967        $  2,174,000        $  21,108,967
                                                     =============        ============        =============

(1) To record the sale of 1,000 shares of Series 6 Preferred net of estimated offering costs of $100,000. (1,200 shares sold in 1997).

(2) To record the sale of 1,425 shares of Series 7 Preferred net of estimated offering costs of $151,000.

NOTE 28 - BUSINESS SEGMENT DATA

     The Company's operations are conducted through two business segments, Systems Integration and Production. The Production division was acquired in September 1996 and as such, divisional information is not shown for 1995.

                                                                     Years Ended
                                                                     December 31,
                                                            ----------------------------
                                                                 1997            1996
                                                            -------------  -------------
              Net Sales by Division:

              Systems Integration                           $  26,324,234  $  14,068,631
              Production                                       24,910,892     13,985,710
                                                            -------------  -------------
                                                            $  51,235,126  $  28,054,341
                                                            =============  =============

                                      GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             DECEMBER 31, 1997 AND 1996



NOTE 28 - BUSINESS SEGMENT DATA (CONTINUED)

     Operating loss of each division is as follows:

                                                                            Years Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                         1997            1996
                                                                    -------------  -------------
         Systems Integration                                         $   1,098,802  $    (989,462)
         Production                                                     (2,353,887)        62,435
         Other income (expense)                                         (1,557,852)      (238,803)
         Income tax benefit                                                510,129        459,337
         Discontinued operations                                        (7,133,152) $    (378,895)
                                                                     -------------  -------------
         Net loss                                                    $  (9,435,960) $  (1,085,388)
                                                                     =============  =============

     Identifiable assets of each division are as follows:

                                                                            Years Ended
                                                                            December 31,
                                                                    ----------------------------
                                                                         1997            1996
                                                                    -------------  -------------
         Systems Integration                                         $   9,727,087  $   8,931,706
         Production                                                      4,958,063     10,554,422
         General corporate assets                                        4,249,817      3,336,764
                                                                     -------------  -------------
         Total assets                                                $  18,934,967  $  22,822,892
                                                                     =============  =============

     Identifiable assets by division are those assets that are used in the operation of each division. General corporate assets consist primarily of property and equipment, intangible assets and deferred income taxes.