Form 10-Q
period 1998-09-30
GLOBAL INTELLICOM INC
filed 1998-11-20
CIK 946355

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


                                  Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ....................... to....................

Commission file number  0-26684


                             GLOBAL INTELLICOM, INC.
             (Exact name of registrant as specified in its charter)



         Nevada                                             13-3797104
------------------------------                              ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


747 Third Avenue
New York, New York                                          10017
------------------                                          ------
(Address of principal executive offices)                    (Zip code)


                                  (212) 750-3772
                             ------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X    No

         As of October 27, 1998, there were outstanding 10,898,905 shares of Global Intellicom, Inc.'s common stock, par value $0.01 per share (the "Common Stock").

                                                  PART I . FINANCIAL INFORMATION


Item      Financial Statements
----      --------------------
1.


                   GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                  (Unaudited)

                                   Three months ended                       Nine months ended
                                      September 30,                            September 30,
                         -----------------------------------         -------------------------------
                               1997                1998                 1997                1998
NET SALES                 $ 16,123,908           $ 8,749,252          $ 34,622,862      $ 30,069,800

COST OF GOODS SOLD          13,630,611             6,131,699            30,121,945        22,151,663
                         -------------         -------------         -------------       -----------
GROSS PROFIT                 2,493,297             2,617,553             4,500,917         7,918,137
                         -------------         -------------         -------------       -----------
OPERATING EXPENSES:
  Selling, shipping
    and general
    and administrative       1,630,020             2,229,788             4,507,053         6,846,681
Depreciation and
  amortization                  26,000                86,438                61,504           253,689
Amortization of
  intangibles                  216,790               108,977               370,676           314,676
                         -------------         -------------         -------------       -----------
                             1,872,810             2,425,203             4,939,233         7,415,046
                         -------------         -------------         -------------       -----------

OPERATING INCOME (LOSS)        620,487               192,350             (438,316)           503,091

OTHER EXPENSES-INTEREST       (332,491)             (145,097)            (570,190)           (85,810)
                         -------------         -------------         -------------       -----------

EARNINGS (LOSS) BEFORE
      INCOME TAX
      PROVISION (BENEFIT)      287,996                47,253           (1,008,506)           417,281

      INCOME TAX
      PROVISION (BENEFIT)      115,198              (681,099)            (403,402)        (1,611,188)
                         -------------         -------------        -------------        -----------

EARNINGS (LOSS) FROM
CONTINUING OPERATIONS          172,798               728,352             (605,104)         2,028,469
                         -------------         -------------        -------------        -----------

LOSS FROM DISCONTINUED
      OPERATIONS              (688,246)                                (3,381,470)           (45,000)
                         -------------         -------------        -------------        -----------
LOSS ON DISPOSAL
OF AGGREGATOR
                              (688,246)                -               (3,614,595)           (45,000)
                         -------------         -------------        -------------        -----------

NET INCOME (LOSS)        $    (515,448)        $     728,352          $(4,219,699)        $1,983,469
                         =============         =============        =============        ===========

NET EARNINGS (LOSS)
PER COMMON SHARE
  Earnings (loss) from
    continuing
    operations           $        0.02                  0.07                (0.10)              0.22
  Discontinued
    operations                   (0.09)                -                    (0.46)             (0.01)
                         -------------         -------------        -------------        -----------
                         $       (0.07)        $        0.07        $       (0.56)        $     0.21
                         =============         =============        =============        ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                7,433,270            10,026,235            7,433,270          8,555,420
                         =============         =============        =============        ===========


FULLY DILUTED
NET EARNINGS (LOSS)
PER COMMON SHARE
  Earnings (loss) from
  continuing operations  $        0.02                  0.05                (0.10)              0.15
  Discontinued operations        (0.09)                -                    (0.45)             (0.00)
                         -------------         -------------        -------------        -----------
                         $       (0.07)        $        0.05        $       (0.56)           $  0.15
                         =============         =============        =============        ===========
FULLY DILUTED NUMBER OF
COMMON SHARES                7,433,270            14,846,748            7,433,270         13,455,705
                         =============         =============        =============        ===========

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

                                                                                     December 31,               September 30,
                                                                                        1997                        1998
                                                                                -------------------          -------------------
                                                                                          (a)                     (Unaudited)
                                                           ASSETS

 CURRENT ASSETS:
               Cash                                                                 $      138,469              $      153,482
               Due from factor
               Accounts receivable -- trade, less allowance for doubtful
                  accounts of  $290,582 and $0, respectively                             3,684,106                   5,723,110
               Accounts receivable -- non-trade                                            268,815                   1,708,017
               Other receivables                                                           206,770                     549,101
               Inventories                                                               3,001,519                   3,679,347
               Notes receivable -- officers and stockholders                                                             -
               Note and loans receivable -- other                                           40,113                     296,340
               Prepaid expenses and other current assets                                   624,322                   1,899,359
               Deferred income taxes                                                       630,000                   1,778,100
               Current Assets of discontinued operations                                    32,884                      32,772
                                                                                    --------------              --------------
                          Total current assets                                           8,626,998                  15,819,628
                                                                                    --------------              --------------

 PROPERTY AND EQUIPMENT -- net of accumulated
               depreciation and amortization                                             1,326,058                   1,081,843
                                                                                    --------------              --------------

 INTANGIBLE ASSETS -- net of accumulated amortization                                    5,542,385                   4,282,353
                                                                                    --------------              --------------

 OTHER ASSETS:
               Deferred income taxes                                                     2,645,000                   3,275,000
               Deferred costs                                                              707,106                   2,788,546
               Other assets                                                                 34,058                     387,934
               Other assets discontinued operations                                         53,362                      53,362
                                                                                    --------------              --------------
                                                                                         3,439,526                   6,504,842
                                                                                    --------------              --------------
                                                                                    $   18,934,967              $   27,688,666
                                                                                    ==============              ==============

                                                               LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
               Due to financial                                                     $    4,153,645              $    6,860,265
                  institution
               Notes payable - bank                                                         50,000              $       50,000
               Accounts payable -- trade                                                 7,883,413                   8,069,387
               Accounts and note payable -- related party                                                               -
               Customer deposits                                                            21,578                         883

               Notes payable -- officers and stockholders                                  132,677                     225,136
               Acquisition indebtedness -- current portion                                 581,823                     581,823
               Current portion of capitalized lease obligations                            147,615                     140,015
               Income taxes payable                                                        238,534                     166,912
               Accrued expenses and other current liabilities                            1,976,510                   1,583,490
               Current liabilities of discontinued operations                              224,758                     224,758
                                                                                    --------------              --------------
                           Total current liabilities                                    15,410,553                  17,902,669
                                                                                    --------------              --------------

 LONG-TERM LIABILITIES:
               Acquisition indebetness  -- net of current portion                        1,545,261                   1,439,768
               Capitalized lease obligations --net of current portion                       86,854                      50,047


                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998



                                                                                     December 31,               September 30,
                                                                                         1997                        1998
                                                                               -------------------          -------------------
                                                                                         (a)                     (Unaudited)

            Convertible Debentures                                                                                   2,000,000
                                                                                    --------------              --------------
                                                                                         1,632,115                   3,489,815
                                                                                    --------------              --------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
               Preferred Stock -- $.01 par value:
                  Authorized -- 10,000,000 shares
                  Issued and outstanding --       351,985  shares - 1997                     3,520
                                                  354,400  shares - 1998                     -                           3,544
               Common stock -- $.01 par value:
                  Authorized -- 20,000,00 shares
                   Issued and outstanding --  7,497,345 shares - 1997                       74,973
                                             10,026,235 shares - 1998                        -                         100,262
               Common stock to be issued                                                   417,188                     417,188
               Additional paid-in capital                                               12,003,524                  14,398,625
               Retained earnings (deficit)                                             (10,598,022)                 (8,614,553)

               Treasury stock, at cost                                                      (8,884)                     (8,884)
                                                                                    --------------              --------------
                             Total stockholders' equity                                  1,892,299                   6,296,182
                                                                                    --------------              --------------
                                                                                    $   18,934,967              $   27,688,666
                                                                                    ==============              ==============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998


                                                                                      Nine months ended
                                                                                        September 30,
                                                                            -------------------------------------
                                                                                  1997                1998
                                                                            -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss):
                                                                                 $  (605,104)        $ 2,028,469
Net loss from discontinued operations                                             (3,614,595)            (45,000)
Adjustments to reconcile net loss to net cash
     provided by (used by) operating activities:
          Depreciation and amortization                                              344,738             253,689
          Amortization of intangibles                                                753,293             314,676
          Deferred income taxes                                                   (2,362,239)         (1,778,100)
          Imputed interest on ManTech acquisition                                     44,011
          Amortization of deferred costs                                              54,000
          Changes in assets and liabilities:
              Due from factor                                                        (18,962)              -
              Accounts receivable -- trade                                         4,106,699          (2,039,004)
              Accounts receivable -- non-trade                                      (913,296)         (1,439,202)
              Inventories                                                           (632,826)           (677,828)
              Other receivables                                                      250,409            (342,331)
              Notes and loan receivable -- other                                    (520,613)           (256,227)
              Prepaid expenses and other                                            (879,143)         (1,275,037)
              Other deferred costs                                                                    (2,435,316)
              Accounts payable trade                                               2,345,239             185,974
              Accounts and note payable -- related party
              Customer deposits                                                     (797,488)            (20,695)
              Accrued expenses and other                                            (590,967)           (393,020)
              Income taxes payable                                                   201,057             (71,622)
              Discontinued operations - net                                       (1,551,014)                112
                                                                                 -----------         -----------
                                                                                  (4,386,801)         (7,990,462)
                                                                                 -----------         -----------

Loans to stockholders                                                               (178,552)             92,459
Payments (reduction) of other intangibles                                                930             934,134
Purchases of property and equipment                                                 (359,020)              1,748
                                                                                 -----------         -----------
                                                                                    (536,642)          1,028,341
                                                                                 -----------         -----------

Capital contributions                                                                 (1,913)          2,420,414
Proceeds from convertible debentures                                                                   2,000,000
Deferred offering costs                                                                                    -
Due to financial institutions -- net                                               4,364,600           2,706,620
Payments on notes payable -- stockholders                                            (52,899)              -
Proceeds (payments) on notes payable -  NCR                                         (404,852)              -
Proceeds (payments) on note payable - related party                                  (81,778)              -
Proceeds from note payable - Mantech                                                                       -
Payment of dividends                                                                (165,124)              -
Payments due on acquisitions                                                                            (105,493)
Payments on capitalized lease obligations                                            (84,992)            (44,407)
                                                                                 -----------         -----------
                                                                                   3,573,042           6,977,134
                                                                                 -----------         -----------
                                                                                  (1,350,401)             15,013

                                                                                   1,516,072             138,469
                                                                                 ===========         ===========
                                                                                 $   165,671         $   153,482
                                                                                 ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


GLOBAL INTELLICOM, INC. AND SUBSIDIARIES NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    Basis of Presentation

                  The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet at that date. The accompanying unaudited condensed consolidated financial statements of Global Intellicom, Inc. (the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, which include normal recurring adjustments and adjustments necessitated by the discontinuance of the operations of Speech Solutions and the aggregator operations of the Company's Nevcor subsidiary, necessary to present fairly the Company's financial position as of December 31, 1997 and September 30, 1998, its results of operations for the nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The Company's interim results of operations are not necessarily indicative of what may be expected for the full year.

B.         Capital Stock

                  During July, August and September 1998, the Company issued 2,523,532 shares of Common Stock as a result of the conversion of 2,075 shares of the Series 6, 7, 8 and 9 Convertible Preferred Stock.

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

                  On November 6, 1998, upon advise of counsel, the Company gave written notice to the holders of the Series 6, 10 and 11 Stock that based upon the current conversion price of the Company's Common Stock and the number of shares of Common Stock outstanding, each holder of record of the Preferred Stock was a beneficial owner of more than 10% of the Company's Common Stock. It is the Company's position that, as a 10% beneficial owner of the Company's Common Stock the Series 6, 10 and 11 holders were subject to reporting requirements under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), but filed no reports.

                  Accordingly, consistent with its fiduciary obligations to all of its shareholders, the Company informed the Series 6, 10 and 11 holders that it will not complete any conversions of Preferred Stock for any holder until such holder shall have: (i) complied with the reporting requirements of Sections 13(d) and 16(a) of the Exchange Act; (ii) accounted to the Company for any profits recoverable under Section 16(b) of the Exchange Act; and (iii) provided the Company with reasonable evidence of its compliance with Section 16(c) of the Exchange Act.

C.         Subsequent Events

                  As previously reported, the NASDAQ Staff had recommended that the Company be delisted from the NASDAQ stock market for failure to meet NASDAQ's continued listing requirements. The recommendation was stayed pending a hearing, which took place on August 13, 1998. On October 22, 1998, the NASDAQ Stock Market, Inc. rejected the Company's plan for continued compliance with the listing requirements and delisted the Company's stock. The Company has appealed the delisting decision and has been notified that it has until January 15, 1999 to submit additional information upon which it intends to rely in arguing that the delisting decision should be reversed. The NASDAQ Stock Market, Inc. has informed the Company that it expects to make a decision regarding the company's appeal at the March NASD Board meeting. While there can be no assurance thereof, the Company believes that the delisting decision was in error and expects to be able to convince the NASD Board to reverse the decision. The Company's stock is currently traded on the NASD OTC Bulletin Board.

                  On November 4, 1998, the Company concluded a transaction whereby the holder of the Company's convertible Debentures exchanged its Debentures for 2,704 shares of a Series 12 convertible preferred stock (the "Series 12 Stock"). The Series 12 Shares have a liquidation
                                       7
preference of $1,000 each, are non-voting and carry a dividend of $50.00 per share per year, payable semi-annually. Shares of Series 10 Stock are convertible into Common Stock at the lower of $1.1812, or 75% of the five-day average closing bid price of Common Stock immediately prior to conversion.

                  As a result of ongoing disputes with the former shareholders, who are currently officers, of the Company's ASDI subsidiary, the Company has ceased doing business through ASDI and is exploring its legal remedies against the former ASDI shareholders.

D.         Discontinuance of Operations

                  The balance sheet as at December 31, 1997, the statement of operations for the nine-month period ended September 30, 1997 (unaudited) and the statement of cash flows for the nine months ended September 30, 1997 (unaudited) have been restated. Operating results of the discontinued operations are shown separately in the accompanying statement of operations.

                  Net sales of discontinued operations for the nine months ended September 30, 1998 and 1997 were $0 and $9,204,746 respectively (unaudited). These amounts are not included in net sales in the accompanying statement of operations.

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis compares the operating results of the Company's continuing operations for the nine months ended September 30, 1998 with the nine months ended September 30, 1997. Also included is a discussion and analysis of the Company's financial condition and liquidity as of September 30, 1998. The information and comparative data presented herein reflect the elimination of Speech Solutions and of Nevcor's aggregator operations in 1997.

The Quarter Ended September 30, 1998 (Unaudited) As Compared With The Quarter Ended September 30, 1997 (Unaudited).

                  Net Sales. Net sales from continuing operations decreased by $7,374,656 (45.7%) from $16,123,908 to $8,749,252 in the quarter ended September
30, 1998. This decrease resulted from a change in the business mix from hardware sales to system integration, cabling and services.

                  Gross Profit. The Company's gross profit for the quarter ended September 30, 1998 increased to $2,617,553 from 2,493,298, a 5.0% increase. Overall gross profit as a percentage of net sales for the quarters ended September 30, 1997 and September 30, 1998 increased from 15.4% to 29.9%. The increase in gross profit was a result of the sales volume in the cabling and services business.

                  Operating Expenses. Operating expenses for the quarter ended September 30, 1998 rose to $2,425,203 from $1,872,810, a 29.5% increase. The increase of $552,393 in
                                       8
operating expenses is attributable to the addition of the CableCo Business, and the establishment of New Jersey and Pittsburgh sales offices.

                  Provision For Income Tax. Income tax benefit was $681,099 for the quarter ended September 30, 1998, compared to a cost of $115,198 for the same period in 1997. The Company has increased its deferred tax asset by $700,000 as a result of the improved results in the third quarter.

                  Net Income (Loss) Per Common Share. As a result of the change from hardware to systems integration, cabling and services discussed above, the net income from continuing operations for the quarter ended September 30, 1998 was $728,352 and net income per share was $0.07 as compared to a net income of $287,996 and net income per common share of $0.02 from continuing operations for the same period in 1997.

The Nine Months Ended September 30, 1998 (Unaudited) As Compared with the Nine Months Ended September 30, 1997 (Unaudited).

                  Net Sales. Net sales decreased by $4,553,062 (13.1%) from $34,622,862 in the nine months ended September 30, 1997 to $30,069,800 in the first nine months of 1998. This decrease was due to a change in the business from hardware sales to system integration, cabling and services.

                  Gross Profit. The Company's gross profit for the first nine months of 1998 increased to $7,918,137 from $4,500,917 in the nine months ended September 30, 1997, a 75.9% increase. Overall gross profit as a percentage of net sales for the first nine months ending September 30, 1998 and 1997 amounted to 26.3% and 19% respectively. The increase in gross profit is due to the growth of higher margin cabling service and system integration sales, and a discontinuance of lower margin computer equipment sales.

                  Operating Expenses. Operating expenses for the first nine months of 1998 rose to $7,415,046 from $4,939,233 for the same period in 1997, a 50.1% increase. The increase represents additional expenditures for the cabling business and the new sales offices in Pittsburgh and New York.

                  Provision for Income Tax. The benefit for income taxes was $1,611,188 for the first nine months of 1998, compared to a benefit of $403,402 for the same period in 1997. The Company has increased its deferred tax assets by $1,778,100 as a result of the improved profits during the first nine months. It is anticipated that the improved profits will provide income enough to utilize its deferred tax asset.

                  Net Income (Loss) Per Common Share. As a result of the factors discussed above, the net income from continuing operations for the first nine months of 1998 was $2,028,469 and net income per share was $0.22, as compared to a net loss of ($605,104) and a net loss per common share of ($0.10) from continuing operations in the same period in 1997.

Liquidity and Capital Resources

                  The Company's cash balance as of September 30, 1998 was $153,482 and its working capital amounted to ($2,083,041). Net cash used in operating activities during the nine months ended September 30, 1998 was $7,990,462. The increase in the Company's cash position and cash flow is a result of the nine month profit from continuing operations of $2,028,469 and the loss for the same period from discontinued operations in the amount of ($45,000).

                  The Company does not have significant commitments for capital expenditures as of September 30, 1998 and no significant commitments are anticipated for the remainder of the 1998 calendar year.

                  Since inception, the Company has been actively engaged in making acquisitions of related businesses. Under existing acquisition agreements, the Company has a variety of commitments, as described below.

                           In accordance with the agreements relating to the acquisition of Nevcor, the Company is required to pay a contingent payment based upon 1/2 % of Nevcor and Vircom, Inc.'s net sales, quarterly during 1996, and monthly after January 1, 1997. The Company believes that no payments are required subsequent to the discontinuance of Nevcor and Vircom, Inc. (See "Legal Proceedings" in the Company's 1996 annual report filed on Form 10-K.)

                           Future commitments for the Company's acquisition of the InSync business include a promissory note, guaranteed by the Company, for $1,486,084 (the "First Note"), bearing interest at 9% per annum and a second promissory note, guaranteed by the Company, for $470,000 (the "Second Note"). Under the terms of the First Note, interest starts to accrue on March 16, 1997. Payments under the First Note are to be made 45 days after the close of each fiscal quarter, commencing with the quarter ended September 30, 1997, in the amount of 2% of InSync's net sales. If, at the end of each subsequent 12-month period beginning with the 12 months ended September 30, 1998, the sum of the quarterly Note payments is less than the interest accrued over the previous four quarters, plus 10% of the original principal amount, an adjustment payment will be made to cover any shortfall. The Second Note contains substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001, or upon payment in full of the First Note. The Company is currently negotiating payment arrangements for installments of the First Note and dividends on the Series 3 convertible preferred stock.

                  During the first nine months of 1998, the Company instituted various programs by which it reduced its operating expenses. One such program includes outsourcing some of InSync's assembly work to third-party assemblers. As a result of this arrangement and several other programs, the Company has significantly reduced its work force. The Company has also relocated its Vircom TG subsidiary from West Chester, PA to smaller more economical space in Exton, PA and is negotiating the termination of its lease at the InSync premises and a move to smaller, more economical space. In addition, the Company has restructured its healthcare and benefit plans to allow its employees improved coverage at more favorable rates to the Company.

                  The Company and its subsidiaries employ computer systems that are Year 2000 compliant. Accordingly, the Company does not anticipate Year 2000 issues to pose significant problems for its operating systems. However, the Company is exposed to the risk that one or more of its suppliers or vendors could experience Year 2000 problems that could impact the
                                       10
ability of such suppliers or vendors to provide goods and services. Although this risk is lessened by availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations. During the fourth quarter, the Company will initiate discussions with its significant suppliers, vendors and customers to ascertain that those parties have appropriate plans to remediate Year 2000 issues.

                  Contingency plans will be developed if it appears that the Company's suppliers and/or customers will not be Year 2000 compliant and that such non-compliance could have a material adverse impact on the Company's operations. These contingency plans will include identification and preparation of backup systems, suppliers and vendors. The Company is as of yet unaware of the extent of Year 2000 compliance by its customers and suppliers. Therefore, the Company is currently unable to estimate its total cost of its Year 2000 initiative.

                  On November 13, 1998, the Company terminated the factoring agreement with its factor. The termination is to be effective 90 days from November 13, 1998. The Company is currently seeking replacement financing, other than factoring. While the Company has various financing initiatives, there can be no assurance that such replacement financing will be available.

                  The Company has filed its sales tax returns with the sales tax authority in Pennsylvania, New Jersey and Florida and is negotiating a resolution and payment of such returns.

                  Certain of the Company's subsidiaries are currently $550,000 in arrears in their withholding tax obligations. The Company is in the process of bringing this amount current.

                  Effective as of June 1, 1998, the Company entered into an agreement with Destler Financial Services, Inc. ("DSI"), whereby, in consideration for 200,000 warrants (the "Destler Warrants"), and a $3,000 monthly payment, DSI agreed to continue to act as the Company's financial consultant for an additional year. The Destler Warrants have a 3 year term and are exercisable at $1.00 per share of the Company's common stock.

                  The Company has a consulting agreement with First American Equities, whereby the latter consults the Company on a non-exclusive basis regarding matters related to corporate financing, potential acquisitions and marketing. In consideration for First American's services, the Company has agreed to issue it 350,000 warrants to purchase the Company's stock. The warrants have a 3 year term and are exercisable at $1.00 per share.

                  The Company has experienced reduced cash flow in 1997 due to the losses from discontinued operations and certain non-recurring expenses. The Company had positive cash flow during the first nine months of 1998. The report of the Company's auditors on the Consolidated Financial Statements for the year ended December 31, 1997, noted that the Company's recurring operating losses and a working capital deficiency raised substantial doubt about the Company's ability to continue as a going concern, and Note 1 to the Consolidated Financial Statements indicated that the continuation of the Company's as a going concern would be dependent on the realization of a management plan for the restructuring of operations, the reduction of overhead, the obtaining of additional financing and the achieving of profitable operations and sufficient cash flow to meet current obligations. The Company has restructured its operations including discontinuing unprofitable businesses and reducing overhead in the others. Overhead reduction measures include: (a) the consolidation of the Natcom operations under Vircom TG; (b) the closing of two of the Company's offices; (c) a reduction in the Company's workforce of approximately 40 people; (d) the relocation of the Vircom TG subsidiary to smaller and more cost effective space in Exton, PA: and (e) the election of new health and life insurance benefits which will result in significant savings to the Company. In addition, the Company has raised additional capital through the sale of preferred stock. In order to increase its working capital and to sustain present operating levels, the Company is also actively exploring various financing alternatives. The Company also anticipates converting debts to several creditors to an equity position. No assurance can be given that the debt conversion proposals will close or that such financing will be available on commercially acceptable terms.

                  Inflation. The impact of inflation on the Company's operations has not been significant to date. There can be no assurance that a high rate of inflation in the future would not have an adverse +effect on the Company's operations.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

         The Company is involved in the following legal proceedings:

1. As previously disclosed, Bell Micro Products had commenced litigation against the Company and Global-InSync for alleged payments due in the amount of $784,556.43. The Company asserted that the true amount owed was $630,000. The litigation was concluded by plaintiff agreeing to a judgment in the amount asserted by the Company, which was entered on October 9,1998. The Company has agreed to pay this amount, which is reflected in its accounts payable balance, plus interest and fees, over a period of 15 months.

2. An action pending on the Massachusetts District Court for the District of Lawrence entitled Seek Solutions v. Nevcor Technologies Group, Inc. et al. in which the plaintiff alleges damages of approximately $40,000 as a result of Nevcor's refusal to accept return of certain computer hard drives that had been altered subsequent to delivery to plaintiff. While there can be no assurance thereof, the Company believes the case to be meritless and does not anticipate a significant loss. To date, the Company has made no accrual for any loss in connection with this matter. The Company has asserted counterclaims and a third party complaint against Seek Solutions' end user and intends to defend this action vigorously.

3. An action pending in the Supreme Court for the State of New York, entitled Cambridge Partners v. Global Intellicom, Inc. et al., in which the plaintiff alleges that it is entitled to a minimum of $250,000 in commissions on transactions consummated by the Company, without plaintiff's assistance. The Company has asserted various affirmative defenses, including failure of consideration and non-performance, which it believes will be dispositive of this action. While there can be no assurance thereof, the Company does not believe the action to be of merit and does not anticipate a significant loss. The Company has filed an answer to the complaint and intends to defend this action vigorously. To date, the Company has made no accrual for any loss in connection with this matter.

4. The previously disclosed action entitled SunCoast Capital Corp. v. Global Intellicom, Inc. et al., in which plaintiffs asserted $1,000,000 in damages, has been settled for $35,000, which may be paid in stock or in cash.

5. An action pending in the Supreme Court for the State of New York entitled Dennis

Blewitt et al. v. Global Intellicom, Inc. et al., in which plaintiffs on behalf of all similarly situated shareholders assert various causes of action based on the Company's indemnification of its officers and directors for claims related to their service as officers and directors of the Company's former parent corporation. The Company has forwarded the complaint to its insurance carrier and is retaining counsel. This action was filed at the end of October, 1998. As a result, while the Company believes the action to be of no merit, it has not yet been able to evaluate fully the various causes of action and has not yet been able to estimate the costs it will incur, if any. The Company intends to defend the action vigorously.

6. An action pending in the Circuit Court, Fairfax County, Virginia, entitled Data General Corp. v. Global-InSync, Inc. in which plaintiff alleges damages of $23,583.45 and $1,429.26 plus costs and interest for goods sold and delivered. The Company's is contesting the validity of the claim.

7. An action pending in the Circuit Court, Fairfax County of Virginia, entitled Liusky International v. Global-InSync, Inc. in which plaintiff alleges $ 49,340 due from Global-InSync for services sold and delivered. The Company's accounts payable balance reflects approximately $43,000 due to plaintiff, which may be subject to offsets and defenses. The Company has retained local counsel and has interposed an answer in the matter.

8. An action pending in the Circuit Court, Fairfax County, Virginia, entitled Eastcom, Inc. v. Global-InSync et al. in which plaintiff alleges $73,000 due from Global-InSync for goods sold and delivered. The Company's accounts payable balance reflects $63,000 due to Eastcom, which may be subject to offsets and defenses.

              In addition to the foregoing, as previously disclosed, the Company's Board of Directors previously voted to indemnify certain of the Company's officers and directors ("the Indemnitees") who were former officers and/or directors of Global's former parent company, Communications and Entertainment Corp. ("ComEnt"), for claims against the Indemnitees arising out of their prior service on behalf of ComEnt, in the event that ComEnt failed to honor an obligation it previously undertook to indemnify the Indemnitees with respect to any such claims. ComEnt has declined to honor its obligations under its indemnification. Pursuant to the action of the Company's directors in authorizing such indemnification, the Company anticipates incurring certain legal fees and related expenses in connection with the defense of the following claim:

                      An action in the California Superior Court, Los Angeles County, entitled Diana Pfannebecker, Individually and on behalf of all other similarly situated Plaintiffs v. N. Norman Muller, et al. From information made available to the Company, it appears that this is an attempt to reassert in state court action that had previously been dismissed by the District Court and the United States Court of Appeals for the Ninth Circuit.

                  This action was only recently interposed and the Company has not yet been able to evaluate the defense costs to the Indemnitees.

                  For a description of other pending litigation reference is made to the Company's prior 1998 quarterly reports and its annual report for the year ended December 31, 1997 on Form
                                       13

10-K.

Items 2 through 5 are not applicable.

Item 6            Exhibits and Reports on Form 8-K:
------            --------------------------------

         (A)      Exhibits

(a) (11) Statement re computation of per share earnings

(a) (27) Financial Data Schedule



(SIGNATURES APPEAR ON THE NEXT PAGE)
                                       14

         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Date:    November 20, 1998

                  GLOBAL INTELLICOM, INC.

                           /s/ Robert L. Olson
                  By:      ----------------------
                           Robert L. Olson
                           Vice President Finance, a
                           duly authorized officer and
                           principal financial officer

                           /s/ N. Norman Muller
                           -----------------------
                           N. Norman Muller
                           Chief Executive Officer