Form 10-K/A
period 1997-12-31
GLOBAL INTELLICOM INC
filed 1998-12-18
CIK 946355

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                                    CONTENTS

                                                                   PAGE
                                                                ------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-3

CONSOLIDATED BALANCE SHEETS                                       F-4 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                                F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   F-7 - F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-9 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-11 - F-46

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

                          MILLER, ELLIN & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


April 14, 1998
New York, New York

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                             DECEMBER 31,
                                                         1997           1996
                                                      ----------    -----------
CURRENT ASSETS:
   Cash                                                $ 138,469    $ 1,516,072

   Accounts receivable - trade, less allowance for
     doubtful accounts of $24,392 and $40,000,
     respectively                                      3,684,106      4,337,942
   Accounts receivable - non-trade                       268,815        262,688
   Other receivables                                     206,770        250,409
   Inventories                                         3,001,519      3,275,166
   Notes receivable - officer and stockholder               -           457,979
   Note and loans receivable - other                      40,113         61,788
   Prepaid expenses and other current assets             624,322        148,797
   Deferred income taxes                                 630,000        690,476
   Current assets of discontinued operations              32,884      3,828,701
                                                   -------------  -------------

              Total current assets                     8,626,998     14,830,018
                                                   -------------  -------------

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation and amortization                       1,326,058        723,999
                                                   -------------  -------------

INTANGIBLE ASSETS - net of accumulated
   amortization                                        5,542,385      3,281,440
                                                    -------------  -------------

OTHER ASSETS:
   Deferred income taxes                               2,645,000        493,832
   Deferred costs                                        707,106         25,465
   Other assets                                           34,058         11,113
   Other assets of discontinued operations                53,362      3,395,014
   Software development costs                               -            62,011
                                                   -------------  -------------
                                                       3,439,526      3,987,435

                                                   $  18,934,967  $  22,822,892
                                                   =============  =============





The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            DECEMBER 31,
                                                         1997          1996
                                                    ------------  -------------
CURRENT LIABILITIES:

   Due to financial institution                    $   3,269,418  $   1,711,429
   Due to factor                                         884,227        236,432
   Note payable - bank                                    50,000           -
   Accounts payable - trade                            7,883,413      3,837,898
   Accounts and note payable - related party                -            81,778
   Customer deposits                                      21,578        881,100
   Notes payable - officers and stockholders             132,677        216,076
   Acquisition indebtedness - current portion            581,823        693,942
   Capital lease obligations - current portion           147,615          5,182
   Income taxes payable                                  238,534        240,901
   Accrued expenses and other current liabilities      1,976,510      1,307,016
   Current liabilities of discontinued operations        224,758      1,687,476
                                                    ------------  -------------

              Total current liabilities               15,410,553     10,899,230
                                                    ------------  -------------

LONG-TERM LIABILITIES:

Acquisition indebtedness - net of current portion      1,545,261      2,109,886
   Capital lease obligations                              86,854         11,831
   Other liabilities of discontinued operations              -          176,773
                                                    ------------  -------------
                                                       1,632,115      2,298,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock - $.01 par value
     (liquidating value ranging from $10 to
     $1,000 per share amounting to $5,546,250
     and $4,386,250, respectively
     including dividends in arrears):
     Authorized    - 10,000,000 shares
     Issued and
       outstanding - 351,985 shares - 1997
                   - 378,500 shares - 1996                 3,520          3,785
   Common stock - $.01 par value:
     Authorized    - 20,000,000 shares
     Issued        - 7,497,345 shares - 1997
                   - 6,880,830 shares - 1996              74,973         68,808

   Common stock to be issued                             417,188         95,873
   Additional paid-in capital                         15,779,898     13,815,353
   Accumulated deficit                               (14,374,396)    (4,349,763)
   Treasury stock, at cost                                (8,884)        (8,884)
                                                    ------------  -------------

              Total stockholders' equity               1,892,299      9,625,172
                                                    ------------  -------------

                                                    $ 18,934,967  $  22,822,892
                                                    ============  =============

The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------
                                                            1997                  1996                  1995
                                                     ------------------    ------------------    -----------------
NET SALES                                              $   51,235,126        $  28,054,341         $   8,769,599

COST OF GOODS SOLD                                         44,667,482           23,779,175             8,089,384
                                                       --------------        -------------         -------------

GROSS PROFIT                                                6,567,644            4,275,166               680,215
                                                       --------------        -------------         -------------

OPERATING EXPENSES:
   Selling, shipping and general and
     administrative expenses                                7,261,496            4,966,644               682,413
   Depreciation and amortization                              250,231               78,465                16,965
   Amortization of intangibles                                311,002              157,084                21,591
                                                       --------------        -------------         -------------

                                                            7,822,729            5,202,193               720,969
                                                       --------------        -------------         -------------

OPERATING LOSS                                             (1,255,085)            (927,027)              (40,754)

OTHER INCOME (EXPENSES) (includes interest
   expense to related parties of $12,091,
   $34,391 and $-0-, respectively                          (1,557,852)            (238,803)               13,778
                                                       --------------        -------------         -------------

LOSS BEFORE PROVISION
   FOR INCOME TAX CREDITS                                  (2,812,937)          (1,165,830)              (26,976)

PROVISION FOR INCOME TAX
   CREDITS                                                   (510,129)            (459,337)             (230,308)
                                                       --------------        -------------         -------------

INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                   (2,302,808)            (706,493)              203,332

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations,
     net of income taxes (tax benefits) of
     $(1,580,563), $(247,202) and $44,567                  (7,133,152)            (378,895)               66,851
                                                       --------------        -------------         -------------

NET INCOME (LOSS)                                      $   (9,435,960)       $  (1,085,388)        $     270,183
                                                       ==============        =============         =============

BASIC INCOME (LOSS) PER
   COMMON SHARE:

     Income (loss) from continuing operations          $         (.40)       $       (1.17)        $         .07
     Discontinued operations                                     (.95)                (.11)                  .02
                                                       --------------        -------------         -------------
                                                       $        (1.35)       $       (1.28)        $         .09
                                                       ==============        =============         =============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                7,481,307            3,527,053             2,927,170
                                                       ==============        =============         =============


DIVIDENDS:

   Dividends paid                                      $      188,673        $        -            $        -
   Dividends deemed from beneficial
     conversion features of preferred stock                   400,000            3,376,374                  -
                                                       --------------        -------------         -------------
                                                       $      588,673        $   3,376,374         $        -
                                                       ==============        =============         =============


The accompanying notes are an integral part of the consolidated financial statements

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1997

                                                              PREFERRED STOCK            COMMON STOCK
                                                         ------------------------  ------------------------
                                                            SHARES        AMOUNT      SHARES      AMOUNT
                                                         -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1994                                   -          $ -        5,000,000    $50,000
     Reverse stock split                                       -            -       (2,500,000)   (25,000)
     Capital contributions                                     -            -          643,203      6,432
     Deferred offering costs in connection
       with registration of common stock                       -            -            -           -
     Common stock to be issued for services
       rendered or to be rendered                              -            -            -           -
     Repurchase of fractional shares                           -            -            -           -
     Net income for the year ended December 31, 1995           -            -            -           -
                                                            -------      ------      ---------    -------

BALANCE AT DECEMBER 31, 1995                                   -            -        3,143,203     31,432
     Sale of securities under RegulationS                   355,825       3,558        140,000      1,400
     Offering costs in connection with sale of securities      -            -            -           -
     Preferred and common stock issued in connection with

       acquisition of net assets of ManTech Solutions Corp. 350,000       3,500         72,001        720
     Common stock issued for services rendered                 -            -           69,504        695
     Common stock to be issued for services rendered           -            -            -           -

     Reversal of shares authorized in 1995
       for services rendered                                   -            -             -           -
     Conversion of preferred stock into common stock       (327,325)     (3,273)     3,456,122     34,561
     Dividends deemed from beneficial conversion
       features of preferred stock                             -            -             -           -
     Net loss for the year ended December 31, 1996             -            -             -           -
                                                            -------      ------      ---------    -------

BALANCE AT DECEMBER 31, 1996                                378,500       3,785      6,880,830     68,808

  Sale of securities                                          1,200          12           -           -
  Offering costs in connection with sale of securities-         -           -             -           -
  Preferred stock issued in connection with merger of
     Automated Systems Development of Indiana, Inc.             785          8            -           -

  Common stock issued for services rendered                     -           -          39,326         393
  Common stock to be issued for services rendered               -           -             -           -
  Conversion of preferred stock into common stock           (28,500)      (285)       589,439       5,894
  Other adjustments                                             -           -         (12,250)       (122)
  Dividends                                                     -           -             -           -
  Dividends deemed from beneficial conversion
     features of preferred stock                                -           -             -           -
  Net loss for year ended December 31, 1997                     -           -             -           -
                                                            -------      ------      ---------    -------

BALANCE AT DECEMBER 31, 1997                                351,985      $3,520      7,497,345    $74,973
                                                            =======      ======      =========    =======



                                                                 COMMON                     RETAINED
                                                                 STOCK     ADDITIONAL       EARNINGS                      TOTAL
                                                                 TO BE       PAID-IN      (ACCUMULATED    TREASURY    STOCKHOLDERS'
                                                                 ISSUED       CAPITAL        DEFICIT)        STOCK         EQUITY
                                                              -----------  -----------  ---------------  -----------    -----------
BALANCE AT DECEMBER 31, 1994                                    $  -        $1,850,000    $  (158,184)      $ -         $1,741,816
     Reverse stock split                                           -            25,000          -             -               -
     Capital contributions                                                     337,068          -             -            343,500
     Deferred offering costs in connection
       with registration of common stock                           -          (198,844)         -             -           (198,844)
     Common stock to be issued for services
       rendered or to be rendered                               181,753           -             -             -            181,753
     Repurchase of fractional shares                               -              -             -           (8,884)         (8,884)
     Net income for the year ended December 31, 1995               -              -             -          270,183         270,183
                                                                -------     ----------      ---------    ---------     -----------

BALANCE AT DECEMBER 31, 1995                                    181,753      2,013,224        111,999       (8,884)      2,329,524
     Sale of securities under Regulation                           -         6,966,542          -             -          6,971,500
     Offering costs in connection with sale of securities-         -        (2,677,371)         -             -         (2,677,371)
     Preferred and common stock issued in connection with

       acquisition of net assets of ManTech Solutions Corp.        -         3,900,780          -             -          3,905,000
     Common stock issued for services rendered                  (45,000)       267,092          -             -            222,787
     Common stock to be issued for services rendered             95,873           -             -             -             95,873
     Reversal of shares authorized in 1995


       for services rendered                                   (136,753)          -             -             -           (136,753)
     Conversion of preferred stock into common stock               -          (31,288)          -             -                 -
     Dividends deemed from beneficial conversion
       features of preferred stock                                 -         3,376,374     (3,376,374)        -                 -
     Net loss for the year ended December 31, 1996                 -             -         (1,085,388)        -         (1,085,388)
                                                                -------     ----------      ---------    ---------     -----------

BALANCE AT DECEMBER 31, 1996                                     95,873     13,815,353     (4,349,763)      (8,884)      9,625,172


  Sale of securities                                               -         1,199,988           -             -         1,200,000
  Offering costs in connection with sale of securities-            -          (510,428)          -             -          (510,428)
  Preferred stock issued in connection with merger of


     Automated Systems Development of Indiana, Inc.                -           784,992           -             -           785,000
  Common stock issued for services rendered                     (95,873)        95,480           -             -                -
  Common stock to be issued for services rendered               417,188           -              -             -           417,188
  Conversion of preferred stock into common stock                               (5,609)          -             -                -
  Other adjustments                                                -               122           -                              -
  Dividends                                                        -             -           (188,673)         -          (188,673)
  Dividends deemed from beneficial conversion
     features of preferred stock                                   -           400,000       (400,000)         -                -
  Net loss for year ended December 31, 1997                        -             -         (9,435,960)         -        (9,435,960)
                                                              ---------     ----------      ---------    ---------     -----------
BALANCE AT DECEMBER 31, 1997                                   $417,188    $15,779,898   $(14,374,396)     $(8,884)     $1,892,299
                                                              =========    ===========   ============    =========     ===========






The accompanying notes are an integral part of the consolidated financial statements

                                     GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                        1997            1996              1995
                                                                   --------------  --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                               $ (9,435,960)   $ (1,085,388)        $ 270,183
   Adjustments to reconcile net income (loss) to net
     cash provided by continuing operations:

       Loss (income) from discontinued operations                     7,133,152         378,895          (203,332)
       Depreciation and amortization                                    250,231          78,465            16,965
       Amortization of intangibles                                      311,002         157,084            21,591
       Deferred income taxes                                           (510,129)       (488,129)         (224,567)
       Imputed interest on ManTech acquisition                           29,340          58,683              -
       Write-off of intangible assets                                   895,388            -                 -
       Reversal of shares authorized                                       -           (136,753)             -
       Loss on disposition of property and equipment                       -               -                5,983

       Changes in assets and liabilities:
         Accounts receivable - trade                                    703,520      (1,037,342)          294,391
         Accounts receivable - non-trade                                 (6,127)       (252,140)          (10,548)
         Inventories                                                    273,647        (222,396)          (40,865)
         Other receivables                                               43,639        (157,471)          (92,938)
         Notes and loan receivable - other                               21,675         (50,056)          (11,148)
         Prepaid expenses and other                                    (358,336)        (63,403)          (50,136)
         Other assets                                                   (22,554)         37,023               220
         Accounts payable - trade                                     4,014,805       2,020,383          (354,830)
         Accounts and note payable - related party                      (81,778)       (363,922)          (66,392)
         Customer deposits                                             (859,522)        797,303              -
         Income taxes payable                                            (2,367)         98,398           142,503
         Accrued expenses and other                                     653,378         464,072           264,340
                                                                   ------------    ------------      ------------


NET CASH PROVIDED BY
   CONTINUING OPERATIONS                                              3,053,004         233,306            38,580
                                                                   ------------    ------------      ------------


   Net cash provided by (used in) discontinued operations:


     Income (loss) from discontinued operations                      (7,133,152)       (378,895)          203,332
     Depreciation and amortization                                       82,549         182,914            91,456
     Amortization of intangibles                                        144,301         144,786           187,763
     Deferred income taxes                                           (1,580,563)       (247,202)           44,567
     Discontinued operations - net                                    2,463,076       1,113,398           508,688
                                                                   ------------    ------------      ------------
                                                                     (6,023,789)        815,001         1,035,806
                                                                   ------------    ------------      ------------


NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                              (2,970,785)      1,048,307           997,226
                                                                   ------------    ------------      ------------



The accompanying notes are an integral part of the consolidated financial statements

                                     GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (CONTINUED)

                                                                              YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        1997            1996           1995
                                                                   --------------  --------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Receipt of cash from asset purchase                             $ 11,732           $   -         $ 482,012
   Purchases of assets pursuant to agreement                        (20,000)              -          (100,000)
   Reductions in note receivable - officer and stockholder          457,979         177,601              -
   Other intangibles                                               (838,411)       (333,712)         (484,649)
   Purchases of property and equipment                             (407,916)       (144,000)         (182,796)
   Software development costs                                        62,011         (62,011)             -
   Other deferred costs                                            (681,641)        (25,465)          (29,103)
   Discontinued operations - net                                    510,865      (1,047,124)         (743,899)
   Loans to stockholders                                               -           (215,900)         (419,680)
                                                                 ----------     -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                              (905,381)     (1,650,611)       (1,478,115)
                                                                 ----------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Capital contributions                                          1,200,000       6,971,500           368,500
   Deferred offering costs                                         (510,428)     (2,281,195)         (324,233)
   Due from factor                                                  647,795         466,299          (229,867)
   Due to financial institutions - net                            1,557,989      (3,282,706)        1,036,278
   Proceeds from (payments to) notes payable -
     officers and stockholders                                      (83,399)        216,076              -
   Payments on capitalized lease obligations                       (110,971)         (4,270)             (436)
   Payments on due on acquisitions                                     -           (338,017)             -
   Purchases of treasury stock                                         -               -               (8,884)
   Proceeds from note payable - bank                                  5,000
   Discontinued operations - net                                    (18,750)       (125,933)           99,886
   Dividends                                                       (188,673)           -                 -
                                                                 ----------     -----------       -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,498,563       1,621,754           941,244
                                                                 ----------     -----------       -----------

NET CHANGE IN CASH                                               (1,377,603)      1,019,450           460,355

CASH - beginning                                                  1,516,072         496,622            36,267
                                                                 ----------     -----------       -----------

CASH - ending                                                     $ 138,469     $ 1,516,072         $ 496,622
                                                                 ==========     ===========       ===========






The accompanying notes are an integral part of the consolidated financial statements

                                     GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (CONTINUED)

                                                                             YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1997            1996           1995
                                                                   --------------  --------------   -------------
SCHEDULES OF NON-CASH ACTIVITIES:


   Dividends deemed from beneficial conversion
     features of preferred stock                                   $      400,000  $    3,376,374    $         -
                                                                   ==============  ==============    ===========

   Acquisition                                                     $      785,000  $    5,681,000    $         -
                                                                   ==============  ==============    ===========


   Settlement of acquisition debt                                  $      706,084  $         -       $         -
                                                                   ==============  ==============    ===========

   Common stock to be issued for
     non-competition agreement                                     $      300,000  $         -       $         -
                                                                   ==============  ==============    ===========

   Common stock to be issued for services
     rendered                                                      $      117,188  $       47,873    $         -
                                                                   ==============  ==============    ===========

   Purchase of property and equipment by
     capital leases                                                $       40,427  $       19,319    $   338,033
                                                                   ==============  ==============    ===========

   Deferred offering costs                                         $         -     $      125,389    $         -
                                                                   ==============  ==============    ===========

   Issuance of note to vendor                                      $         -     $      665,950    $         -
                                                                   ==============  ==============    ===========

   Increase in Natcom purchase price                               $         -     $      359,435    $         -
                                                                   ==============  ==============    ===========

   Offset of note receivable from purchase
     of business                                                   $         -     $         -       $    36,748
                                                                   ==============  ==============    ===========

   Common stock to be issued for services to be
     rendered                                                      $         -     $         -       $   156,753
                                                                   ==============  ==============    ===========

   Payments due on purchase of business                            $         -     $         -       $   850,310
                                                                   ==============  ==============    ===========

   Issuance of note to related party as part of
     settlement of accounts payable                                $         -     $         -       $   295,700
                                                                   ==============  ==============    ===========

   Reverse stock split                                             $         -     $         -       $    25,000
                                                                   ==============  ==============    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION:

   Cash paid for interest                                          $      968,052  $      640,082    $   334,327
   Cash paid for income taxes                                                -              5,259          6,540


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


     Management's plan includes the restructuring of its operations including the discontinuance of unprofitable businesses including the aggregator portion of the NEVCOR business and the SPEECH SOLUTION business. Both businesses accounted for losses totalling approximately $7,133,000 in 1997 and $379,000 in 1996. The Company is in the process of reducing its overhead by eliminating sales and administrative positions at VIRCOM TG, INSYNC and at its corporate headquarters. The Company is outsourcing its manufacturing operating so that its manufacturing payroll will be eliminated. Rent has been reduced at its VIRCOM TG facility and will be reduced at its INSYNC facility. The Company is also putting into place a program to reduce the cost of its various employee benefit programs. The Company is also changing its product mix so that gross profits will be higher in the future. The sales emphasis has been changed from low margin hardware sales to higher margin system integration and cabling sales.

     In the first quarter of 1998, the Company raised additional capital. The Company raised approximately $2,200,000 from the sale of Series 6 and 7 preferred stock. The unaudited proforma effect of the sale of preferred stock is presented in Note 27. The Company also has plans to enter into an agreement to secure a $4,000,000 equity line of credit utilizing subordinated convertible debentures. However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations.


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

     Organization

Global Intellicom, Inc. (the "Company") was incorporated in the state of Nevada on September 1, 1994.

     Business

     The Company, through its wholly-owned subsidiaries listed below, conducts the following business:





     1. VIRCOM TECHNOLOGIES GROUP, INC. ("VIRCOM TG") - Value-added reseller and provides a wide range of information technology services, including systems integration, applications, internal and external network testing and support services. VIRCOM TG began operations on July 2, 1997. Cable Co., Inc. a wholly-owned subsidiary of Vircom TG, was incorporated on March 9, 1998 to provide cable and fiber optic wiring services.



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

     6. SPEECH SOLUTIONS, INC. ("SPEECH SOLUTIONS") - Provider of voice recognition tools and interfaces for speech-activated computer programs and sells to customers in the United States. SPEECH SOLUTIONS was discontinued on August 1, 1997.


     7. NATCOM AUTOMATED SOLUTIONS, INC. ("NASI") - a wholly-owned subsidiary of NATCOM, is a ful service integrator, providing modular products
        (hardware and software) that can be customized under a building block concept according to its customers' needs. In addition to installation, NASI provides full product support, training and maintenance.


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

     Amounts received under such programs is as follows:

                                                                   1997           1996           1995
                                                              -------------  -------------   -------------
         Continuing operations:
           Price protection                                     $  115,637    $      3,280    $       -
                                                                ==========    ============    ============
           Promotional programs                                 $   41,721    $     18,075    $       -
           Cooperative advertising                                  19,608          18,249            -
                                                                ----------    ------------    ------------
                                                                $   61,329    $     36,324    $       -
                                                                ==========    ============    ============
         Discontinued operations:
           Price protection                                     $  115,637    $    823,333    $    893,100
                                                                ==========    ============    ============
           Promotional programs                                 $   15,989    $    132,491    $    207,162
           Cooperative advertising                                  19,608          60,141         156,170
                                                                ----------    ------------    ------------
                                                                $  151,234    $  1,015,965    $  1,256,432
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

     In 1997, the Company discontinued its NEVCOR and SPEECH SOLUTIONS businesses and $895,388 of goodwill were charged to discontinued operations.

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

     In 1997, the Company discontinued its SPEECH SOLUTIONS business and all remaining unamortized software costs totalling $457,316 were charged to discontinued operations.

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

     In March 1996, a Settlement Agreement and Mutual Release ("Agreement") was signed amending the amount and payment terms of the contingent payment as follows:

     1. The balance of the contingent payment was deemed to be $2,549,877 at March 31, 1996.
     2. The balance owed on the note issued by the Sellers in conjunction with the asset purchase ($36,748)was deemed to be repaid and intangible assets adjusted accordingly.
     3.  The contingent payment would be paid as follows:

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

     On December 31, 1997, the stock purchase agreement as well as the employment and consulting agreements with NATCOM's former officers were terminated. The Company agreed to pay $171,000 in full consideration of all obligations accrued under the above stated agreements ("NATCOM Settlement Agreement). The amount will be paid in six monthly installments in 1998 and can be made either in cash or by the issuance of the Company's common stock to be valued at the closing bid price of such shares on the dates prior to the payment. In addition, the Company agreed to issue 150,000 shares of common stock to the former officers in consideration for the continuation of their respective non-competition agreements. The shares vest over a two year period and the non-competition agreements expire on December 31, 1999.


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

     The following condensed balance sheet reflects the purchase of the net assets of MSOL on September 16, 1996:

                  Current assets                                $  6,242,898
                  Property and equipment                             468,448
                  Excess cost of acquisition over
                    net tangible assets acquired                   1,637,996
                  Other assets                                        19,761
                  Liabilities assumed                             (2,633,019)
                                                                  ----------
                                                                $  5,736,084
                                                                  ----------
                                                                  ----------

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

     The total purchase price of $805,000 consists of:

     1.  $20,000 in cash at closing.


     2. The issuance of 785 shares of Series 5 Cumulative Preferred Stock, with a 6% annual dividend, convertible at a value of $10.00 per common share. Such preferred stock was valued at its liquidation preference of $1,000 per share for a total of $785,000.


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

     The following condensed balance sheet reflects the merger of ASDI on July 1, 1997:

                  Current assets                                    $   61,417
                  Property and equipment                                   561
                  Excess cost of aqcuisition over net
                    tangible assets acquired                           834,457
                  Other assets                                             390
                  Liabilities assumed                                  (91,825)
                                                                     ---------
                                                                    $  805,000
                                                                     ---------
                                                                     ---------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

     Acquisition Indebtedness

     Acquisition indebtedness at December 31, consists of the following:

                                                                                         1997           1996
                                                                                     -------------    -----------

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

         2.  If at the end of four quarters ended June 30th
             (commencing in 1998), the sum of the quarterly payments is less than the interest accrued over the previous four quarters plus ten percent (10%) of the original principal of the note ($148,608), an adjustment payment will be made to cover
             such shortfall.                                                      $  1,486,084(1)   $  1,463,794
       9% promissory note for $470,000 payable to MSOL with
         substantially the same terms as the First Note, except that payments do not commence until the earlier of December 31, 2001 or upon the payment of the First Note. Interest began accruing on March 16, 1997. Interest was imputed at 9% for the period September 16, 1996 (date of issuance)
         to March 15, 1997. The note is guaranteed by the Company.                     470,000           462,950
       NATCOM Settlement Agreement                                                     171,000              -
       Installment payments due to prior NATCOM
         stockholders with interest imputed at 10%                                        -              877,084
                                                                                  ------------      ------------
                                                                                     2,127,084         2,803,828
       Less:  Current portion                                                          581,823           693,942
                                                                                  ------------      ------------

                                                                                  $  1,545,261      $  2,109,886
                                                                                  ============      ============


      (1) Amounts owed for the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997 totalling $262,215 will be paid as follows:

                     April 3, 1998                                   $   25,000
                     April 17, 1998                                      25,000
                     April 30, 1998                                      25,000
                     On or before April 30, 1998                        187,215
                                                                     ----------
                                                                     $  262,215
                                                                     ----------
                                                                     ----------

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 3 - ACQUISITIONS (CONTINUED)

     Acquisition Indebtedness (Continued)

     Future minimum maturities of notes payable - acquisition are as follows:

                             1998                    $    581,823
                             1999                         148,608
                             2000                         148,608
                             2001                         778,045
                             2002                          47,000
                          Thereafter                      423,000
                                                     ------------
                                                     $  2,127,084
                                                     ------------
                                                     ------------

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


     On April 1, 1997, VIRCOM, NATCOM and INSYNC collectively signed an amendment to the factoring agreements whereby the companies sell their trade receivables with recourse.


     Other terms of these amended agreements are as follows:

     1.  The aggregate amount of advances shall not exceed the lesser of -
         a.   $9,000,000 or
         b. 90% of the eligible receivables of NEVCOR, VIRCOM and NATCOM plus 85% of the eligibl ereceivables of INSYNC less any reserves deemed proper and necessary by the factor.

     2. Factoring commissions are four tenths of one percent (.4%) of sales. Interest on advances will be charged at 1% above prime.

     3. The factor has been granted a first priority security interest in, a general lien on and/or a right of set-off of trade receivables and general intangibles of VIRCOM, NATCOM and INSYNC. In addition, the factor has received a security interest in inventory and tangible assets of the Company's subsidiaries. Such additional security interest will be subordinate to the one granted to the financial institution with which the Company's subsidiaries have loan and security agreements.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 4 - DUE FROM FACTOR (CONTINUED)

     4. The factor has received cross-corporate guarantees of the Company and VIRCOM, NATCOM and INSYNC as well as the personal guarantees of certain officers and directors of the Company.

     5.  The agreement may be terminated by either party on sixty days notice.


     VIRCOM TG also sells its receivables to the factor under the same terms and conditions as described above.


     In addition, the Company granted the factor options to purchase 100,000 shares of the Company's common stock at an option price of $3.00 per share. The options expire in April 2000.


     Due from/(to) factor at December 31, is comprised of the following:

                                                     1997               1996
                                                 --------------       --------

     Outstanding receivables                     $   6,925,833     $  2,376,953
     Less: Advances from factor                     (7,810,060)      (2,613,385)
                                                 -------------     ------------
     Due from/(to) factor                        $    (844,227)    $   (236,432)
                                                 =============     ============

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

NOTE 5 - INVENTORIES

     Inventories at December 31, consist of the following:

                                                   1997         1996
                                               -------------  ---------

                  Finished goods               $  2,010,616   $  1,288,313
                  Work-in-process                   328,881        500,858
                  Raw materials                     662,022      1,485,995
                                               ------------   ------------
                                               $  3,001,519   $  3,275,166
                                               ============   ============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 6 - NOTES RECEIVABLE - OFFICER AND STOCKHOLDER

     Notes receivable - officer and stockholder at December 31, consists of the following:

                                                     1997           1996
                                                 -----------    -----------
     Note receivable from an officer/
       stockholder bearing interest at
       1% over prime, principal and
       accrued interest to be paid on
       December 31, 1997.                        $      -       $   457,979
                                                 -----------    -----------
                                                 $      -       $   457,979
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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, consists of the following:

                                                      1997           1996
                                                 -------------    ----------
         Machinery and equipment                  $  1,075,565    $  337,862
         Furniture and fixtures                        485,448       394,604
         Vehicles                                       13,773          -
         Leasehold improvements                        157,006        76,017
         Property and equipment                        217,645        19,319
         under capital lease                      ------------    ----------
                                                     1,949,437       827,802
         Less:  Accumulated                            697,236       103,803
         under capital lease                      ------------    ----------
         depreciation and amortization            $  1,252,201    $  723,999
                                                  ============    ==========

     Increases and decreases of property and equipment reflect purchases, increases due to the acquisition of ASDI, as well as reclassifications as required to properly reflect discontinued operations.

     Depreciation and amortization amounted to $250,231, $78,465 and $16,965 for 1997, 1996 and 1995, respectively.

NOTE 9 - INTANGIBLE ASSETS

     Intangible assets at December 31, consist of the following:

                                                  1997           1996
                                              ------------   ------------
     Goodwill                                 $  6,818,863   $  3,459,388
     Non-compete agreement                         300,000           -
                                              ------------   ------------
                                                 7,118,863      3,459,388
     Less: Accumulated amortization                787,955        177,948
                                              ------------   ------------
                                              $  6,330,908   $  3,281,440
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

                      Year Ending December 31
                      -------------------------

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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 12 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at December 31, consist of:

                                                        1997         1996
                                                   ------------  ----------

                      Sales taxes payable            $  610,186  $  415,531
                      Accrued payroll                   271,739     135,666
                      Accrued professional fees         205,773     132,388
                      Other accrued expenses            228,335      45,483
                      Deferred revenue                  275,432      11,718
                      Other                             385,045     566,230
                                                   ------------  ----------
                                                    $ 1,976,510  $1,307,016
                                                   ============  ==========


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

NOTE 14 - NOTES PAYABLE - OFFICERS AND STOCKHOLDERS

     Notes payable - officers and stockholders at December 31, consists of the following:

                                                          1997          1996
                                                      ----------     ----------
     Note payable to an officer/stockholder bearing
     interest at 1% over prime, principal and accrued
     interest to be paid on December 31, 1998.        $   67,677     $   -

     Note payable to an officer/stockholder bearing
     interest at 1% over prime, principal and accrued
     interest to be paid on December 31, 1997.  The
     balance owed at December 31, 1997 was rolled
     into a new note (see above).                            -          126,076

     10% promissory notes payable to two directors
     and one stockholder to be paid as follows: $65,000
     in April 1997 and $25,000 in May 1997.  The
     balance owed at December 31, 1997 is now
     due on demand.                                       65,000         90,000
                                                      ----------     ----------
                                                      $  132,677     $  216,076
                                                      ==========     ==========

     Interest amounted to $12,091 and $16,319 in 1997 and 1996, respectively. Accrued interest on three-year notes amounted to $18,309 and $6,218 at December 31, 1997 and 1996, respectively.

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

NOTE 15 - INCOME TAXES

                                                                         1997           1996            1995
                                                                     -------------  -------------  ------------
       The components of the provision
         for income tax credits by taxing
         jurisdiction are as follows:

           Federal:
              Current                                                $        -      $      -       $      -
              Deferred                                                    (413,204)     (395,152)      (181,792)
                                                                     -------------   -----------    -----------
                                                                          (413,204)     (395,152)      (181,792)
                                                                     -------------   -----------    -----------
           States:

              Current                                                         -           28,792         (5,741)
              Deferred                                                     (96,925)      (92,977)       (42,775)
                                                                     -------------   -----------    -----------
                                                                           (96,925)      (64,185)       (48,516)
                                                                     -------------   -----------    -----------

           Net tax (benefit) to discontinued operations                 (1,580,563)     (247,202)        44,567
                                                                     -------------   -----------    -----------
                                                                     $  (2,090,692)  $  (706,539)   $  (185,741)
                                                                     =============   ===========    ===========

     The major components of deferred tax assets at December 31, are as follows:

                                                                         1997           1996
                                                                     -------------  ------------
       Net operating loss carryforwards                               $  5,985,568  $     988,641
       Allowance for doubtful accounts                                     317,472         61,637
       Inventory reserve                                                   246,960         91,030
       Warranty reserve                                                       -            43,000
       Valuation allowance                                              (3,275,000)          -
                                                                      ------------  -------------
                                                                      $  3,275,000  $   1,184,308
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 15 - INCOME TAXES (CONTINUED)


     A reconciliation of the Company's income tax expense computed at the U.S. federal statutory tax rate of 34% and the provision for income taxes are as follows:

                                                                         1997           1996            1995
                                                                     -------------  -------------  ------------
       Income tax expense at statutory rate                          $  (3,931,000)  $  (609,255)   $    29,555
       Net operating loss carryforwards                                  3,931,000       609,255           -
       State income taxes (tax credits)                                       -           28,792         (5,741)
       Deferred income tax credits                                      (2,090,692)     (735,331)      (180,000)
       Financial/tax adjustments - NATCOM - cash basis                        -             -           (29,555)
                                                                     -------------   -----------    -----------
       Provision for income tax credits                              $  (2,090,692)  $  (706,539)   $  (185,741)
                                                                     =============   ===========    ===========


     At December 31, 1997, for income tax purposes, the Company has unused net operating loss carryforwards of approximately $14,200,000 expiring in 2009 and 2012.


     Income taxes payable include NATCOM's 1995 federal and New Jersey liabilities, including penalties and interest, are as follows:

                           Federal                           $  201,953
                           New Jersey                            38,948
                                                             ----------
                                                             $  240,901
                                                             ----------
                                                             ----------

NOTE 16 - ECONOMIC DEPENDENCE


     At December 31, 1997, the Company is no longer dependent on any one vendor. In 1996 and 1995, the Company purchased 53% and 84%, respectively of its inventory from two vendors.


NOTE 17 - OTHER INCOME (EXPENSES)

     Other income (expenses) consist of the following:

                                                          1997          1996         1995
                                                     -------------   -----------  ----------
         Interest expense                            $    (957,207)  $  (211,633)  $  (6,606)
         Interest income                                    20,355        62,424      20,384
         Deferred financing costs                             -          (89,594)       -
         Indemnification charge                           (621,000)         -           -
                                                     -------------   -----------   ---------
                                                     $  (1,557,852)  $  (238,803)  $  13,778
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


     The Company is a defendant is an action brought by the Sellers of AMCOM ("Sellers") seeking an additional $93,449 of income taxes incurred by them with respect to their distributive share of AMCOM's taxable income for the period January 1, 1994 through the closing date. The Sellers are also seeking interest and costs. The Company has indicated that the tax obligation to the Sellers has been paid in full. This matter is in the discovery stage and the Company intends to vigorously defend this matter.


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


     In April, 1998, a supplier the Company's Global-InSync subsidiary commenced an action in the United States District Court for the Eastern District of Virginia against the Company and Global-InSync, alleging payments due to the Supplier in the amount of $784,556. The Company has not yet had the opportunity to evaluate the merits of the Supplier's claim.


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


     A partner of the former outside law firm, who later became an officer, provided outside legal services in 1996. Fees incurred totalled $179,844.

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


NOTE 20 - STOCKHOLDERS' EQUITY

     Preferred Stock

     On May 30, 1995, the Company authorized the issuance of 10,000,000 shares of preferred stock, $.01 par value. Preferred stock consists of the following:

         Series 1 Convertible Preferred Stock (Series 1 Preferred)


         Series 1 Preferred stockholders have a liquidation preference of $10 per share. Beginning on October 12, 1996, Series 1 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the liquidation preference ($10) divided by the lower of seventy percent (70%) of the market price of common stock on the day of conversion of $3.50. Series 1 Preferred has no voting rights.


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

                           DECEMBER 31, 1997 AND 1996


NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)

     Preferred Stock (Continued)

         Series 2 Convertible Preferred Stock (Series 2 Preferred)


         Series 2 Preferred stockholders have a liquidation preference of $1,000 per share. Beginning on October 14, 1996, Series 2 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the liquidation preference ($1,000) divided by the lower of sixty-five percent (65%) of the market price on the day of conversion or $4.03125. Series 2 Preferred has no voting rights.


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


         Beginning on the date of issuance, Series 3 Preferred is convertible at the election of the stockholder at a conversion rate per share equal to $10 plus all accrued but unpaid dividends divided by the conversion price ($10).


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


         Series 4 Convertible Preferred Stock (Series 4 Preferred)


         Series 4 Preferred stockholders have a liquidation preference of $100 per share. Beginning on November 12, 1996, Series 4 Preferred is convertible into common stock at the election of the stockholder at a per share conversion rate equal to the liquidation preference ($100) divided by the lower of seventy percent (70%) of the market price on the day of conversion or $3.50. Series 4 Preferred has no voting rights.


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

     Liquidation Preference and Dividends in Arrears

     The value of the liquidation preferences and dividends in arrears is as follows:

                                                   Number        Liquidation         Total          Dividend
                                                     of          Preference       Liquidation          in            Total
                                                   Shares         Per Share       Preference         Arrears         Value
                                                  --------       -----------     ------------      ----------      ---------
       December 31, 1997
         Series 1                                       -         $   -           $       -        $    -         $       -
         Series 2                                       -             -                   -             -                 -
         Series 3                                    350,000            10           3,500,000        61,250         3,561,250
         Series 4                                       -             -                   -             -                 -
         Series 5                                        785         1,000             785,000          -              785,000
         Series 6                                      1,200         1,000           1,200,000          -            1,200,000
                                                                                  ------------     ---------      ------------
                                                                                  $  5,485,000     $  61,250      $  5,546,250
                                                                                  ============     =========      ============

       December 31, 1996
         Series 1                                     22,500      $     10        $    225,000     $    -         $    225,000
         Series 2                                       -             -                   -             -                 -
         Series 3                                    350,000            10           3,500,000        61,250         3,561,250
         Series 4                                      6,000           100             600,000          -              600,000
                                                                                  ------------     ---------      ------------
                                                                                  $  4,325,000     $  61,250      $  4,386,250
                                                                                  ============     =========      ============

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 20 - STOCKHOLDERS' EQUITY (CONTINUED)


     Dividends Paid


     In 1997, the Company declared and paid the following dividends:


                                       Number                         Total
                                         of          Dividend       Dividend
                                       Shares        Per Share        Paid
                                      ---------      --------      ----------

         Series 3                      350,000       $    .47      $  165,123
         Series 5                          785          30.00          23,550
                                                                   ----------
                                                                   $  188,673


     Deemed Dividends

     The Company recognized dividends deemed from the beneficial conversion features of certain series of preferred stock in the amount of $400,000 in 1997 and $3,376,374 in 1996.


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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 21 - STOCK OPTIONS (CONTINUED)


     In April 1997, the Company granted the factor options to purchase 100,000 shares of common stock at $3.00 per share. The options expire in April 2000. No expense was recognized as it was deemed to be immaterial.


     No options were exercised in 1996 and 1997. A summary of option activity is as follows:

                                                           1997         1996         1995
                                                       -----------   -----------  -------
         Beginning balance                                 107,600        -             -
         Options issued                                    100,000     107,600          -
         Options exercised or expired                      (70,600)       -             -
                                                        ----------    --------     ------
         Ending balance                                    137,000     107,600          -
                                                        ==========    ========     ======

NOTE 22 - WARRANTS

     The Company authorized the issuance of warrants with terms of one to five years to various corporations and individuals in connection with the sales of securities, loan agreements and consulting agreements. Exercise prices range from $1.75 to $6.75 per warrant. The warrants expire at various times from August 15, 1998 through November 14, 2002.

     No warrants were exercised in 1996 and 1997. A summary of warrant activity is as follows:

                                                              1997            1996           1995
                                                          -------------  -------------  ---------
           Beginning balance                                    936,583          -             -
           Warrants issued                                    1,218,750       936,583          -
           Warrants exercised or expired                       (100,000)         -             -
                                                           ------------    ----------     ------
           Ending balance                                     2,055,333       936,583          -
                                                           ============    ==========     ======

                                      F-41

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

                                                             1997                             1996
                                                 ----------------------------     ---------------------------
                                                   Carrying          Fair           Carrying          Fair
                                                    Amount           Value           Amount           Value
                                                 -------------   ------------      ------------   ------------
         Due on acquisitions                      $  2,127,084   $  1,571,835      $  2,957,058   $  2,223,747
                                                  ============   ============      ============   ============

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

                                                            1997                             1996
                                                 ----------------------------     --------------------------
                                                      As              Pro              As              Pro
                                                   Reported          Forma          Reported          Forma
                                                 -------------   ------------      ------------   ------------
              Net loss                           $  (9,435,960)  $ (9,489,611)     $ (1,085,388)  $ (1,127,178)
              Loss per share                             (1.29)         (1.30)             (.33)          (.34)

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


                                                                       1997           1996            1995
                                                                  --------------  -------------  ------------
              Net sales                                           $    9,230,131  $  14,084,691  $  21,677,868
                                                                  ==============  =============  =============

              Income (loss) from operations before
                income taxes (tax benefits)                       $   (8,713,715) $    (626,097) $     111,418
              Income taxes (tax benefits)                             (1,580,563)      (247,202)        44,567
                                                                  --------------  -------------  -------------
              Total income (loss) from
                discontinued operations                           $   (7,133,152) $    (378,895) $      66,851
                                                                  ==============  =============  =============

     The net assets of the discontinued businesses are summarized as follows:

                                                                       1997*          1996            1995
                                                                  --------------  -------------  ------------
              Current assets                                       $      32,885   $  3,828,701   $  5,490,375
              Property and equipment                                      53,362        403,385        373,578
              Other assets                                                  -         2,382,033      2,177,012
              Current liabilities                                       (224,758)    (3,554,452)    (6,563,937)
              Long-term liabilities                                         -          (176,773)      (302,706)
                                                                   -------------   ------------   ------------
                                                                   $    (138,511)  $  2,882,894   $  1,174,322
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

                    GLOBAL INTELLICOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 27 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
          (CONTINUED)

                                                         Company
                                                           As               Pro Forma
                                                        Reported           Adjustments          Pro Forma
                                                     -------------        ------------        -------------
                                                      (Historical)         (Unaudited)         (Unaudited)

              Current assets                         $   8,626,998   (1)  $    900,000        $  10,800,998
                                                                     (2)     1,274,000
              Property and equipment                     1,326,058                -               1,326,058
              Other assets                               8,981,911                                8,981,911
                                                     -------------        ------------        -------------
                                                     $  18,934,967        $  2,174,000        $  21,108,967
                                                     =============        ============        =============


              Current liabilities                    $  15,410,553        $       -           $  15,410,553
              Long-term debt                             1,632,115                -               1,632,115
              Stockholders' equity                       1,892,299   (1)       900,000            4,066,299

                                                                     (2)     1,274,000

                                                     $  18,934,967        $  2,174,000        $  21,108,967
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


NOTE 28 - BUSINESS SEGMENT DATA (CONTINUED)

     Operating loss of each division is as follows:

                                                                             Years Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         1997           1996
                                                                     -------------  -------------
         Systems Integration                                         $   1,098,802  $    (989,462)
         Production                                                     (2,353,887)        62,435
         Other income (expense)                                         (1,557,852)      (238,803)
         Income tax benefit                                                510,129        459,337
         Discontinued operations                                        (7,133,152)      (378,895)
                                                                     -------------  -------------
         Net loss                                                    $  (9,435,960) $  (1,085,388)
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